Form 10-Q
period 1995-03-31
OXFORD FUTURES FUND LTD
filed 1995-04-26
CIK 811100

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


            Quarterly Report Under Section 13 or 15(d)
             of the Securities Exchange Act of 1934


For quarter ended: March 31, 1995        Commission File: 0-16166


                     Oxford Futures Fund, Ltd.
     ____________________________________________________

     (Exact name of Registrant as specified in its charter)


   Colorado                                 84-1037525
____________________________     _______________________________

(State or other jurisdiction    (IRS Employer Identification No.)
incorporation or organization)


  1202 Highway 74, Suite 212
  Evergreen, Colorado                                80439
_______________________________________           __________

(Address of principal executive offices)          (Zip Code)


Registrant's telephone no., including area code: (303) 674-1328
                                                  _____________


                           Not Applicable
      __________________________________________________

       Former name, former address and formal fiscal year,
                  if changed since last report



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                    Yes   {x}             No   { }


      Units of Limited
    Partnership Interest                        12,101.040
    ____________________            _____________________________

      Title of Class                 Outstanding at March 31, 1995


PART I--FINANCIAL INFORMATION

Item 1.     Financial Statements

The statement of financial condition, statement of income and statement of cash flows are filed as part of this report immediately following the signature page.

Item 2.     Management's Discussion and Analysis of Financial
Condition and Results of Operations

Liquidity. All of the Partnership's assets are held in cash with its clearing broker or other financial institutions. A portion of the cash held by the broker is used to margin the Partnership's futures trading. The Partnership's broker pays the Partnership interest monthly on 80% of the Partnership's assets on deposit with it at 100% of the average 90 day U.S. Treasury Bill rate for such month.

Capital Resources. The Partnership does not have any commitments for capital expenditures and does not project any capital expenditures. All of its assets are committed to trading futures contracts pursuant to the trading advice of an independent commodity trading advisor.

Results of Operations. The Partnership's business is the speculative trading of commodity futures and options contracts and, possibly in the future, other commodity interests. The profitability of the Partnership is based on its advisors' ability to correctly anticipate market trends in the commodities traded using their trading system and methodology.

The Partnership's Net Asset Value per Unit was $114.156 as of March 31, 1995 and $122.844 and $119.736 as of December 31, 1994 and
September 30, 1994 respectively.

The Partnership is unaware of any unusual or infrequent events or transactions or significant economic changes which materially affected income from operations.


PART II--OTHER INFORMATION

Item 5.     Other Information

            None

Item 6.     Exhibits and Reports on Form 8-K

No reports on Form 8-K have been filed during the quarter ended
March 31, 1995.










                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Date: May 25, 1995.

                                 OXFORD FUTURES FUND, LTD.

                         By: Rockwell Futures Management, Inc.
                                one of its General Partners

                                   /s/ Robert J. Amedeo
                         By: _________________________________
                                Robert J. Amedeo, President
                                and Chief Executive Officer

                                   /s/ John L. Conner, Sr.
                         By: _________________________________
                                John L. Conner, Sr.
                                Secretary-Treasurer, Director
                                and Chief Financial Officer





































OXFORD FUTURES FUND, LTD.
(A Colorado Limited Partnership)
STATEMENTS OF FINANCIAL CONDITION

                           March 31, 1995         December 31, 1994
                            (Unaudited)
ASSETS

Cash in bank               $    10,105              $     9,366
Equity in commodity
 futures trading account
  Cash                       1,355,958                1,511,122
  Unrealized gain on
   open commodity
   futures contracts            26,077                   95,481
Interest receivable              3,568                    6,036
                            __________               __________

                           $ 1,395,708              $ 1,622,005
                            __________               __________
                            __________               __________

LIABILITIES AND PARTNERS' CAPITAL

Liabilities
  Accrued management
   and incentive fees      $     7,024               $   17,038
  Accrued administrative
   expenses                      3,142                    9,789
  Accrued brokerage
   commissions                   4,141                    6,168
Redemptions payable                  0                   26,954
                            __________               __________

Total Liabilities               14,307                   59,949
                            __________               __________


Partners' Capital            1,381,401                1,562,056
                            __________               __________

                             1,395,708                1,622,005
                            __________               __________
                            __________               __________

Net Asset Value
 per Unit                  $   114.156               $  122.844
                            __________               __________
                            __________               __________


Units Outstanding           12,101.040               12,715.818
                            __________               __________
                            __________               __________








OXFORD FUTURES FUND, LTD.
(A Colorado Limited Partnership)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
(Unaudited)

                                 1995                     1994

REVENUES

Realized tradings gains
  (losses)                 $   (13,361)             $  (311,142)
Increase (decrease) in
 unrealized trading gains      (69,403)                  17,662
Interest                        14,397                   20,707
                            ___________              ___________

                           $   (68,367)             $  (272,773)
                            ___________              ___________

EXPENSES

Brokerage Commissions      $    17,758              $    17,254
Management fees                 21,101                   23,914
Incentive fees                     151                        0
Administrative                   3,142                    4,566
                            ___________              ___________

                                42,152                   45,734
                            ___________              ___________

NET INCOME (LOSS)             (110,519)                (318,507)
                            ___________              ___________
                            ___________              ___________

Net Income (loss) per
 Partnership Unit          $    (8.688)             $    (5.231)
                            ___________              ___________
                            ___________              ___________



















OXFORD FUTURES FUND, LTD.
(A Colorado Limited Partnership)
STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash
FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
(Unaudited)


                                 1995                     1994
CASH FLOWS PROVIDED BY
 OPERATING ACTIVITIES

Net Loss                      (110,519)                (318,507)
Adjustments to reconcile
net loss to net cash
provided by operating
activities
  Commodity futures
   trading account
   cash                        155,164                1,966,325
  Unrealized gain on
   open commodity
   futures contracts            69,404                  (38,244)
  Long options                       0                    5,940
  Interest receivable            2,468                    2,183
  Accrued management and
   incentive fees              (10,014)                 (10,107)
  Accrued expenses              (6,647)                  (5,577)
  Commissions payable           (2,027)                  (4,209)
                             __________               __________


NET CASH PROVIDED BY
 OPERATING ACTIVITIES           97,829                1,597,804
                             __________               __________

CASH FLOWS USED IN
 FINANCING ACTIVITIES:
  Limited partner
  redemptions                  (97,090)              (1,536,065)
                             __________               __________



NET INCREASE IN CASH FOR
 THE PERIOD                        739                   61,739


CASH, BEGINNING OF PERIOD        9,366                    1,589
                             __________               __________



CASH, END OF PERIOD        $    10,105              $    63,328
                             __________               __________
                             __________               __________




                   OXFORD FUTURES FUND, LTD.

                 NOTES TO FINANCIAL STATEMENTS



1. The financial information for the three months ended March 31, 1995 and 1994 is unaudited. However, in the opinion of the Partnership's management, they contain all adjustments (which consist solely of normal recurring adjustments) necessary for a fair presentations.

It is assumed that users of the interim financial information have read or have access to the Partnership's audited financial statements for the year ended December 31, 1994.