Form 10-Q/A
OXFORD FUTURES FUND LTD
filed 1995-05-22
CIK 811100

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                             AMENDED
            Quarterly Report Under Section 13 or 15(d)
             of the Securities Exchange Act of 1934


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

PLEASE NOTE: THE PURPOSE OF THIS AMENDED 10-Q IS TO ATTACH THE
   FINANCIAL DATA SCHEDULES AT EXHIBIT 27

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

     Date: May 18, 1995.

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


                        OXFORD FUTURES FUND, LTD.
                           INDEX TO EXHIBITS

FINANCIAL DATA SCHEDULE                        EX-27