Form 10-Q
period 1995-06-30
OXFORD FUTURES FUND LTD
filed 1995-07-21
CIK 811100

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


            Quarterly Report Under Section 13 or 15(d)
             of the Securities Exchange Act of 1934


For quarter ended: June 30, 1995         Commission File: 0-16166


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


                    Yes   {x}             No   { }


      Units of Limited
    Partnership Interest                        11,584.724
    ____________________            _____________________________

      Title of Class                 Outstanding at June 30, 1995


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

The Partnership's Net Asset Value per Unit was $101.937 as of June 30, 1995 and $114.156 and $122.844 as of March 31, 1995 and
December 31, 1994 respectively.

The Partnership is unaware of any unusual or infrequent events or transactions or significant economic changes which materially affected income from operations.


PART II--OTHER INFORMATION

Item 5.     Other Information

            None

Item 6.     Exhibits and Reports on Form 8-K

No reports on Form 8-K have been filed during the quarter ended
June 30, 1995.










                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Date: July 21, 1995.

                                 OXFORD FUTURES FUND, LTD.

                         By: Rockwell Futures Management, Inc.
                                one of its General Partners

                                   /s/ Robert J. Amedeo
                         By: _________________________________
                                Robert J. Amedeo, President
                                and Chief Executive Officer

                                   /s/ John L. Conner, Sr.
                         By: _________________________________
                                John L. Conner, Sr.
                                Secretary-Treasurer, Director
                                and Chief Financial Officer





































OXFORD FUTURES FUND, LTD.
(A Colorado Limited Partnership)
STATEMENTS OF FINANCIAL CONDITION

                           June 30, 1995         December 31, 1994
                            (Unaudited)
ASSETS

Cash in bank               $     9,998              $     9,366
Equity in commodity
 futures trading account
  Cash                       1,287,347                1,511,122
  Unrealized gain on
   open commodity
   futures contracts           (63,795)                  95,481
Interest receivable              4,313                    6,036
                            __________               __________

                           $ 1,237,863              $ 1,622,005
                            __________               __________
                            __________               __________

LIABILITIES AND PARTNERS' CAPITAL

Liabilities
  Accrued management
   and incentive fees      $     6,780               $   17,038
  Accrued administrative
   expenses                      5,074                    9,789
  Accrued brokerage
   commissions                   4,604                    6,168
  Redemptions payable           40,490                   26,954
                            __________               __________

Total Liabilities               56,948                   59,949
                            __________               __________


Partners' Capital            1,180,915                1,562,056
                            __________               __________

                             1,237,863                1,622,005
                            __________               __________
                            __________               __________

Net Asset Value
 per Unit                  $   101.937               $  122.844
                            __________               __________
                            __________               __________


Units Outstanding           11,584.724               12,715.818
                            __________               __________
                            __________               __________







OXFORD FUTURES FUND, LTD.
(A Colorado Limited Partnership)
STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
(Unaudited)

                                 1995                     1994

REVENUES

Realized tradings gains
  (losses)                 $   (46,654)             $   (31,154)
Increase (decrease) in
 unrealized trading gains     (159,276)                 (39,989)
Interest                        30,784                   36,103
                            ___________              ___________

                              (175,146)                 (35,040)
                            ___________              ___________

EXPENSES

Brokerage Commissions           35,360                   35,190
Management fees                 40,468                   51,633
Incentive fees                     716                        0
Administrative                   6,066                    8,355
                            ___________              ___________

                                82,610                   95,178
                            ___________              ___________

NET INCOME (LOSS)          $  (257,756)             $  (130,218)
                            ___________              ___________
                            ___________              ___________

Net Income (loss) per
 Partnership Unit          $   (20.907)             $     6.041
                            ___________              ___________
                            ___________              ___________





















OXFORD FUTURES FUND, LTD.
(A Colorado Limited Partnership)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994
(Unaudited)

                                 1995                     1994

REVENUES

Realized tradings gains
  (losses)                 $   (33,293)             $   279,988
Increase (decrease) in
 unrealized trading gains      (89,873)                 (57,651)
Interest                        16,387                   15,396
                            ___________              ___________

                              (106,779)                 237,733
                            ___________              ___________

EXPENSES

Brokerage Commissions           17,602                   17,936
Management fees                 19,367                   27,719
Incentive fees                     565                        0
Administrative                   2,924                    3,789
                            ___________              ___________

                                40,458                   49,444
                            ___________              ___________

NET INCOME (LOSS)          $  (147,237)             $   188,289
                            ___________              ___________
                            ___________              ___________

Net Income (loss) per
 Partnership Unit          $   (12.219)             $    11.272
                            ___________              ___________
                            ___________              ___________





















OXFORD FUTURES FUND, LTD.
(A Colorado Limited Partnership)
STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash
FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
(Unaudited)


                                 1995                     1994
CASH FLOWS PROVIDED BY
 OPERATING ACTIVITIES

Net Loss                   $  (257,756)             $  (130,218)
Adjustments to reconcile
net loss to net cash
provided by operating
activities
  Commodity futures
   trading account
   cash                        223,775                1,784,931
  Unrealized gain on
   open commodity
   futures contracts           159,276                   19,407
  Long options                       0                    5,940
  Interest receivable            1,723                    2,164
  Accrued management and
   incentive fees              (10,258)                  (5,312)
  Accrued expenses              (4,715)                  (4,498)
  Commissions payable           (1,564)                  (3,593)
                             __________               __________


NET CASH PROVIDED BY
 OPERATING ACTIVITIES          110,481                1,668,821
                             __________               __________

CASH FLOWS USED IN
 FINANCING ACTIVITIES:
  Limited partner
  redemptions                 (109,849)                (920,117)
                             __________               __________



NET INCREASE IN CASH FOR
 THE PERIOD                        632                  748,704


CASH, BEGINNING OF PERIOD        9,366                    1,504
                             __________               __________



CASH, END OF PERIOD        $     9,998              $   750,208
                             __________               __________
                             __________               __________





                   OXFORD FUTURES FUND, LTD.

                 NOTES TO FINANCIAL STATEMENTS



1. The financial information for the six months ended June 30, 1995 and 1994 is unaudited. However, in the opinion of the Partnership's management, they contain all adjustments (which consist solely of normal recurring adjustments) necessary for a fair presentations.

It is assumed that users of the interim financial information have read or have access to the Partnership's audited financial statements for the year ended December 31, 1994.


                   OXFORD FUTURES FUND, LTD.
                      INDEX TO EXHIBITS


FINANCIAL DATA SCHEDULE                                 EX-27