Form 10-Q
period 1995-09-30
OXFORD FUTURES FUND LTD
filed 1995-10-19
CIK 811100

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


            Quarterly Report Under Section 13 or 15(d)
             of the Securities Exchange Act of 1934


For quarter ended: September 30, 1995    Commission File: 0-16166


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


                    Yes   {x}             No   { }


      Units of Limited
    Partnership Interest                        10,847.475
    ____________________            _____________________________

      Title of Class              Outstanding at September 30, 1995


PART I--FINANCIAL INFORMATION

Item 1.     Financial Statements

The statement of financial condition, statement of income and statement of cash flows are filed as part of this report immediately following the signature page.

Item 2.     Management's Discussion and Analysis of Financial
Condition and Results of Operations

Liquidity. All of the Partnership's assets are held in cash with its clearing brokers or other financial institutions. A portion of the cash held by the brokers is used to margin the Partnership's futures trading. The Partnership's brokers pay the Partnership interest monthly on 80% of the Partnership's assets on deposit with them at 100% of the average 90 day U.S. Treasury Bill rate for such month.

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

The Partnership's Net Asset Value per Unit was $86.718 as of
September 30, 1995 and $101.937 and $114.156 as of June 30, 1995
and March 31, 1995 respectively.

The Partnership is unaware of any unusual or infrequent events or transactions or significant economic changes which materially affected income from operations.


PART II--OTHER INFORMATION

Item 5.     Other Information

            None

Item 6.     Exhibits and Reports on Form 8-K

No reports on Form 8-K have been filed during the quarter ended
September 30, 1995.










                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Date: October 18, 1995.

                                 OXFORD FUTURES FUND, LTD.

                         By: Rockwell Futures Management, Inc.
                                one of its General Partners

                                   /s/ Robert J. Amedeo
                         By: _________________________________
                                Robert J. Amedeo, President
                                and Chief Executive Officer

                                   /s/ John L. Conner, Sr.
                         By: _________________________________
                                John L. Conner, Sr.
                                Secretary-Treasurer, Director
                                and Chief Financial Officer





































OXFORD FUTURES FUND, LTD.
(A Colorado Limited Partnership)
STATEMENTS OF FINANCIAL CONDITION

                       September 30, 1995         December 31, 1994
                            (Unaudited)
ASSETS

Cash in bank               $    43,389              $     9,366
Equity in commodity
 futures trading account
  Cash                         948,552                1,511,122
  Unrealized gain on
   open commodity
   futures contracts            14,939                   95,481
Interest receivable              3,432                    6,036
                            __________               __________

                           $ 1,010,312              $ 1,622,005
                            __________               __________
                            __________               __________

LIABILITIES AND PARTNERS' CAPITAL

Liabilities
  Short options            $     5,063               $        0
  Accrued management
   and incentive fees            5,022                   17,038
  Accrued administrative
   expenses                      7,799                    9,789
  Accrued brokerage
   commissions                   3,927                    6,168
  Redemptions payable           47,835                   26,954
                            __________               __________

Total Liabilities               69,646                   59,949
                            __________               __________


Partners' Capital              940,666                1,562,056
                            __________               __________

                             1,010,312                1,622,005
                            __________               __________
                            __________               __________

Net Asset Value
 per Unit                  $    86.718               $  122.844
                            __________               __________
                            __________               __________


Units Outstanding           10,847.475               12,715.818
                            __________               __________
                            __________               __________






OXFORD FUTURES FUND, LTD.
(A Colorado Limited Partnership)
STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
(Unaudited)

                                 1995                     1994

REVENUES

Realized tradings gains
  (losses)                 $  (279,205)             $   (13,193)
Increase (decrease) in
 unrealized trading gains     ( 77,104)                 (77,536)
Interest                        42,242                   52,654
                            ___________              ___________

                              (314,067)                 (38,075)
                            ___________              ___________

EXPENSES

Brokerage Commissions           53,229                   54,725
Management fees                 56,416                   77,568
Incentive fees                     716                        0
Administrative                   9,064                   10,840
                            ___________              ___________

                               119,425                  143,133
                            ___________              ___________

NET INCOME (LOSS)          $  (433,492)             $  (181,208)
                            ___________              ___________
                            ___________              ___________

Net Income (loss) per
 Partnership Unit          $   (36.125)             $     3.121
                            ___________              ___________
                            ___________              ___________





















OXFORD FUTURES FUND, LTD.
(A Colorado Limited Partnership)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
(Unaudited)

                                 1995                     1994

REVENUES

Realized tradings gains
  (losses)                 $  (232,551)            $     17,961
Increase (decrease) in
 unrealized trading gains       82,172                  (37,547)
Interest                        11,458                   16,551
                            ___________              ___________

                              (138,921)                  (3,035)
                            ___________              ___________

EXPENSES

Brokerage Commissions           17,869                   19,535
Management fees                 15,948                   25,935
Incentive fees                       0                        0
Administrative                   2,998                    2,485
                            ___________              ___________

                                36,815                   47,955
                            ___________              ___________

NET INCOME (LOSS)          $  (175,736)             $   (50,990)
                            ___________              ___________
                            ___________              ___________

Net Income (loss) per
 Partnership Unit          $   (15.218)             $    (2.920)
                            ___________              ___________
                            ___________              ___________





















OXFORD FUTURES FUND, LTD.
(A Colorado Limited Partnership)
STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
(Unaudited)


                                 1995                     1994
CASH FLOWS PROVIDED BY
 OPERATING ACTIVITIES

Net Loss                   $  (433,492)             $  (181,208)
Adjustments to reconcile
net loss to net cash
provided by operating
activities
  Commodity futures
   trading account
   cash                        562,570                1,937,387
  Unrealized gain on
   open commodity
   futures contracts            80,542                   56,794
  Long options                       0                    5,940
  Interest receivable            2,604                    2,246
  Short Options                  5,063                        0
  Accrued management and
   incentive fees              (12,016)                  (6,070)
  Accrued expenses              (1,990)                  (2,492)
  Commissions payable           (2,241)                  (3,776)
                             __________               __________


NET CASH PROVIDED BY
 OPERATING ACTIVITIES          201,040                1,808,821
                             __________               __________

CASH FLOWS USED IN
 FINANCING ACTIVITIES:
  Limited partner
  redemptions                 (167,017)              (1,803,467)
                             __________               __________


NET INCREASE IN CASH FOR
 THE PERIOD                     34,023                    5,354


CASH, BEGINNING OF PERIOD        9,366                    1,589
                             __________               __________



CASH, END OF PERIOD        $    43,389              $     6,943
                             __________               __________
                             __________               __________





                   OXFORD FUTURES FUND, LTD.

                 NOTES TO FINANCIAL STATEMENTS



1. The financial information for the nine months ended September 30, 1995 and 1994 is unaudited. However, in the opinion of the Partnership's management, they contain all adjustments (which consist solely of normal recurring adjustments) necessary for a fair presentations.

It is assumed that users of the interim financial information have read or have access to the Partnership's audited financial statements for the year ended December 31, 1994.


                   OXFORD FUTURES FUND, LTD.
                      INDEX TO EXHIBITS


FINANCIAL DATA SCHEDULE                                 EX-27