Form 10-K
period 1995-12-31
OXFORD FUTURES FUND LTD
filed 1996-03-25
CIK 811100

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                     FORM 10-K

                   ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

{x}                 For the Fiscal Year Ended December 31, 1995

                                        OR

{ }          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         Commission file number: 0-16166

                             OXFORD FUTURES FUND, LTD.
              ------------------------------------------------------
              (Exact name of Registrant as specified in its charter)

                Colorado                                 84-1037525
    ---------------------------------     ------------------------------------
       (State or other jurisdiction        (IRS Employer Identification No.)
     incorporation or organization)

          1202 Highway 74, Suite 212
          Evergreen, Colorado                          80439
          ----------------------------------------     ------------
          (Address of principal executive offices)     (Zip Code)

     Registrant's telephone no., including area code: (303) 674-1328
                                                       ------------
         Securities registered pursuant to Section 12(b) of the Act: None
                                                                    -----
            Securities registered pursuant to Section 12(g) of the Act:

                       Units of Limited Partnership Interest
                       -------------------------------------
                                 (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes   {x}             No   { }

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. {x}

The Partnership has no voting stock. As of February 29, 1996 there were 10,030.832 Units issued and outstanding.

Total number of pages:______. Consecutive page numbers on which exhibits commence:______

                     DOCUMENTS INCORPORATED BY REFERENCE


     Prospectus dated April 14, 1987 included within the Registration Statement on Form S-18 (File No. 33-12190-D), incorporated by reference into Parts I, II, III and IV.

     Prospectus dated October 6, 1987 included within the Registration Statement on Form S-1 (File No. 33-16807), incorporated by reference into Parts I and II.

     Annual Report on Form 10-K for the years ended December 31, 1987, 1988, 1989, 1990, 1991, 1992, 1993, and 1994 incorporated by reference into Part IV.














































                                    PART I
Item 1.   Business
          ________

     Oxford Futures Fund, Ltd. (the Partnership) is a limited partnership which was organized on October 17, 1986 under the Colorado Uniform Limited Partnership Act. The Partnership engages in the speculative trading of commodity future contracts on U.S. and foreign exchanges and possibly, in the future, other commodity contracts, including forward contracts. Bradford & Co., Incorporated (Bradford) and Refco, Inc. (Refco) are the Partnership's commodity brokers. Bradford clears the Partnership's futures trades through its clearing broker, LFG, L.L.C. (LFG). Rockwell Futures Management, Inc. (Rockwell) and Bradford (collectively the General Partners) are the general partners. From inception until September 30, 1991, Mint Investment Management Company (Mint) was the sole trading advisor. As of October 1, 1991, the Partnership allocated a portion of its assets to Northfield Trading L.P. (Northfield). As of December 31, 1992, the advisory contract with Mint was terminated and Campbell & Company, Inc. (Campbell) and FX 500, Ltd. (FX 500) were allocated a portion of the Partnership's assets. As of March 10, 1993, the advisory contract with Northfield was terminated. CCA Capital Management, Inc. (CCA) was added to the Partnership as of March 25, 1993 and the assets previously traded by Northfield were allocated to CCA. Effective August 31, 1995, the advisory contract with Campbell was terminated. As of September 11, 1995, Yu-Dee Chang and Company, Inc., CTA, dba Capital Asset Management (Chang) was allocated a portion of the Partnership's assets. Effective February 6, 1996 the Advisory Agreement with FX 500 was terminated. As of February 29, 1996, CCA and Chang were the Partnership's trading advisors.

     The Brokerage Agreements with Bradford and Refco are terminable by either party upon written notice. The Advisory Agreements with CCA and Chang may be terminated by either party upon written notice. Upon termination of such agreements, the General Partners will be required to renegotiate such agreements or make other arrangements for providing such services if the Partnership intends to continue trading in commodity futures contracts.

     Chang receives a monthly management fee equal to 1/12 of 1% of the Partnership's Allocated Assets (as defined in the Advisory Agreement) and a quarterly incentive fee of 20% of the Partnership's Trading Profits, as determined by a formula set forth in the Advisory Agreement. CCA receives a monthly management fee equal to 1/4 of 1% of the Partnership's Allocated Assets (as defined in the Advisory Agreement) and a quarterly incentive fee of 15% of the Partnership's Trading Profits, as determined by a formula set forth in the Advisory Agreement. Under the terms of the Advisory Agreement, CCA was not paid an incentive fee until such time as it earned back all of the carryforward losses attributable to Northfield. FX 500 received a monthly management fee equal to 1/4 of 1% of the Partnership's Allocated Assets (as defined in the Advisory Agreement) and a quarterly incentive fee of 17% of the Partnership's Trading Profits, as determined by a formula set forth in the Advisory Agreement. The Partnership paid Campbell a monthly management fee equal to
 .1667% of the Partnership's Allocated Assets (as defined in the Advisory Agreement) and a quarterly incentive fee of 20% of the Partnership's Trading Profits, as determined by a formula set forth in the Advisory Agreement.
Should an incentive payment be made to an Advisor, and the value of the Assets managed by it thereafter decline, it will nevertheless retain such payment. Moreover, because incentive fees are assessed on a quarterly basis, such fees may be paid to an Advisor even though the Assets of the Partnership decline in value over a fiscal year. The Partnership also pays Rockwell a monthly management fee equal to 1/6 of 1% of the Partnership's month-end Management Fee Net Asset Value.

     The General Partners administer the business and affairs of the Partnership other than the selection of commodity transactions. The Advisors select all commodities transactions and are not affiliated with the General Partners within the meaning of the rules promulgated by the Securities and Exchange Commission. The Partnership has no employees.

     The affairs of the Partnership will terminate on December 31, 2026 or upon the withdrawal or insolvency of both of the General Partners unless a new general partner has been substituted, the insolvency or bankruptcy of the Partnership, a decrease in the Partnership's Net Asset Value to less than $300,000, or upon occurrence of any event requiring termination as defined in the Agreement of Limited Partnership which is incorporated by reference from the Prospectus.

Regulation

     Under the Commodity Exchange Act, as amended (the Act), commodity exchanges and commodity futures trading are subject to regulation by the Commodity Futures Trading Commission (the CFTC). The National Futures Association (NFA), a "registered futures association" under the Act, is the only non-exchange self-regulatory organization for commodity industry professionals. The CFTC has delegated to the NFA responsibility for the registration of "commodity trading advisors," "commodity pool operators," "futures commission merchants," "introducing brokers" and their respective associated persons and "floor brokers." The Act requires "commodity pool operators" such as the General Partners, "commodity trading advisors" such as the Advisors, and commodity brokers or "futures commission merchants" such as Bradford to be registered and to comply with various reporting and record keeping requirements. Rockwell, the Advisors and Bradford are all members of the NFA. The CFTC may suspend a commodity pool operator's or trading advisor's registration if it finds that its trading practices tend to disrupt orderly market conditions or in certain other situations. In the event that the General Partners' registration as commodity pool operators or the Advisors' registrations as a commodity trading advisors were terminated or suspended, the General Partners and the Advisors, respectively, would be unable to continue to manage the business of the Partnership. Should the General Partners' registration be suspended, termination of the Partnership might result. The Act also requires Bradford, in its capacity as a commodity broker, to be registered as a "futures commission merchant."

     As members of the NFA, Rockwell, the Advisors and Bradford are subject to NFA standards relating to fair trade practices, financial condition and customer protection. As the self-regulatory body of the futures industry, the NFA promulgates rules governing the conduct of commodity professionals and disciplines those professionals which do not comply with such standards.

     In addition to such registration requirements, the CFTC and certain commodity exchanges have established limits on the maximum net long and net short positions which any person may hold or control in particular commodities. All domestic commodity exchanges are also required to submit speculative position limits for all futures contracts traded on such exchanges. Most exchanges also limit the changes in commodity futures contract prices that may occur during a single trading day. The Partnership may trade on foreign commodity exchanges which are not subject to regulation by any United States government agency.





Operations

     A detailed description of the business including trading policies, rights and obligations of the Partners, and fee and compensation arrangements is contained in the Prospectus under "Risk Factors," "Conflicts of Interest," "Fiduciary Responsibility of the General Partners," "Fees, Compensation and Expenses," "The General Partners," "Trading Policies" and "The Commodity Markets," and such description is incorporated here by reference from the Prospectus. The results of the Partnership's business are detailed in the Selected Financial Data in Item 6 and the financial statements referred to in
Part IV. The Partnership currently conducts its business in one industry segment, the speculative trading of commodity futures contracts. The Partnership has no employees, and does not engage in the sale of goods or services.

     The Partnership trades in futures contracts on foreign currencies through foreign and domestic commodity exchanges.

     As of January 1, 1993, the Partnership's trading advisors were Campbell, FX 500 and Northfield. As of March 10, 1993, the Partnership's agreement with Northfield was terminated. CCA was added as an advisor to the Partnership on March 25, 1993 and the assets previously traded by Northfield were allocated to CCA. As of August 31, 1995 the Partnership's Agreement with Campbell was terminated. As of September 11, 1995 Chang was added as an advisor to the Partnership. Effective February 6, 1996 the Advisory Agreement with FX 500 was terminated. As of February 29, 1996, CCA and Chang were the Partnership's trading advisors.

     The following is a brief description of the trading strategies used by CCA, Chang and FX 500:

     CCA Capital Management, Inc.

     CCA trades the Partnership's account pursuant to its Global Strategic Program. This program was designed to trade a diversified group of physical commodities, interest rates and currencies on both domestic and foreign exchanges. This program primarily uses a trading system, originally developed in the third quarter of 1991, that attempts to initiate and close trades quickly while closely controlling individual trade risk. This system has been combined with some long-term trading systems. There is no guarantee that these objections will be met. This program will not be limited to any fixed portfolio but will trade any and all markets that are deemed by CCA to have the best potential for profitable price trends.

     Yu-Dee Chang and Co. Inc., CTA, dba Capital Asset Management

     Yu-Dee Chang and Co. Inc., CTA, dba Capital Asset Management trades a diversified portfolio consisting of futures and options on futures on stock market indices, foreign currencies, petroleum products, imported commodities, precious metals, grains, fibers, meats and interest rates. Typically, Chang is in three to five of these markets at any given time and uses an intermediate time frame for determining positions.

     FX 500, Ltd.

     FX 500 traded principally in stock index futures, particularly the Standard & Poor's 500 Stock Index, using market timing techniques. FX 500 employed a technical trading system which adheres to a cyclical view of market action, which holds that markets move in predictable waves.

     Rockwell is the sole general partner of a number of other commodity pools that are currently trading. As of February 29, 1996, Rockwell and Bradford are co-general partners of Cumberland Futures Fund, Ltd., DEC Futures Fund, Ltd., and Polaris Futures Fund, Ltd.

     The Partnership may, in the future, experience increased competition for the commodity futures contracts in which it trades. The Advisors may recommend similar or identical trades for other accounts they manage. Such competition may also increase due to the widespread utilization of computerized methods similar to those used by the Advisors.

Item 2.   Properties
          __________

     The Partnership does not use any physical properties in the conduct of its business. Its assets consist mainly of commodity futures contracts and cash.

Item 3.   Legal Proceedings
          _________________

     The General Partners are not aware of any material, legal proceedings to which the Partnership or the General Partners are a party or to which any of their assets are subject.

Item 4.   Submission of Matters to a Vote of Security Holders
          ___________________________________________________

          None.

                                      PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters
          _____________________________________________________________________

     Units of Limited Partnership Interest are not publicly traded. Units may be transferred or redeemed subject to the conditions imposed by the Agreement of Limited Partnership. As of December 31, 1995 and as of February 29, 1996, there were, respectively, 136 and 130 Limited Partners in the Partnership and 10,523.966 and 10,030.832 total Units outstanding.

     The General Partners have sole discretion in determining what distributions, if any, the Partnership will make to its Unit holders. The General Partners have not made any distributions as of the date hereof.

Item 6.   Selected Financial Data
          _______________________

     Following is a summary of selected financial data of the Partnership.

                      1995        1994       1993       1992         1991

Total Income (Loss) $( 158,575)  $84,294  $278,280  $(1,431,474)  $1,923,859
Net Income (Loss)     (336,790) (127,948) (183,412)  (2,408,831)     557,410
Net Income (Loss)
  per Unit              (27.05)     6.22     (5.34)      (35.69)        8.56
Total Assets         1,072,197 1,622,005  3,853,985   5,908,984   11,895,433
Partners' Capital    1,008,122 1,562,056  3,673,737   5,541,481   11,382,599
Net Asset Value
  per Unit               95.79    122.84    116.62       121.96       157.65
Distribution                --        --        --          --           --

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation
          ___________________________________________________________

     Reference is made to Item 6, Selected Financial Data. The information contained therein is essential to, and should be read in conjunction with, the following analysis:

Capital Resources

     The Partnership will raise additional capital only through the sale of Units offered pursuant to subsequent offering, and does not intend to raise any additional capital through borrowing. Due to the nature of the Partnership's business, it will make no capital expenditures and will have no capital assets which are not operating capital or assets. The Partnership is currently closed to new investors, and no units were offered in 1995.

Liquidity

     Most United States commodity exchanges limit fluctuations in commodity futures contract prices during a single day by regulations referred to as "daily price fluctuation limits" or "daily limits." During a single trading day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has reached the daily limit for that day, positions in that contract can neither be taken nor liquidated. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent the Partnership from promptly liquidating unfavorable positions and subject the Partnership to substantial losses which could exceed the margin initially committed to such trades. In addition, even if commodity futures prices have not moved the daily limit, the Partnership may not be able to execute futures trades at favorable prices if little trading in such contracts is taking place. Other than these limitations on liquidity, which are inherent in the Partnership's commodity futures trading operations, the Partnership's assets are highly liquid and are expected to remain so.

Results of Operations

     The profitability of the Partnership depends upon its trading advisors' success identifying and capitalizing on price moves in the various markets. An advisor's ability to capitalize on such price moves relies upon, among other things, the existence of trends in the markets traded, the amount of volatility displayed by a market, the nature of the trading system used and the advisor's judgement. Because of this, it is difficult to predict whether an advisor's trading will generate trading profits for the Partnership during any given period. Since management is not privy to the proprietary trading systems used by the Partnership's advisors and since trading decisions made by the advisors are often short term, the following is, of necessity, a general description of certain market conditions experienced during the year.

     The primary factors affecting performance in 1995 was the strong upward move in the S&P 500 futures contract, the strong downward move in U.S. and international interest rates and strong grain prices.

     Losses incurred by FX 500's short position in the S&P 500 exceeded the gains made by the Partnership's other trading advisors in other commodities. See the discussion below for an analysis of the gains/losses by trader.

     The S&P 500's low in 1995 was at 459.11 and reached a high of 621.69. This represents an increase of 35.41%. FX 500, expecting a significant market correction in 1995 maintained a short position in the S&P 500 using leverage ranging from 0 - 4 times the cash value of the S&P 500.

     The strong move in the U.S. stock market was supported by strong bond prices. The 30 year U.S. Treasury bond yielded 7.9% in January; by December 31 its yield was 5.9%. Strong bond prices reflected slowing growth in the U.S. and a Federal Reserve Policy which cut short term rates twice during the last two quarters of the year. International bond prices were also strong during the year as many countries reduced interest rates to stimulate sagging economies.

     A slowing Japanese economy supported a strong dollar rally beginning in April in which the dollar climbed from approximately 82 yen to over 100 at year end. The dollar also staged a mid-year rally against the Deutsche Mark but ended the year off of its high. The dollar/British pound relationship remained in a trading range during the year and did not offer much directional opportunity for traders.

     With respect to the agricultural commodities, corn and wheat prices increased 59% and 27% respectively, primarily due to strong overseas demand. After soaring to over $1.68 /pound early in 1995 (the highest level since the Civil War) cotton prices spent the balance of the year giving back those gains and trading in a tight trading range.

     Finally, although crude oil traded in a tight range ($16.60 - $20.82 per barrel) during 1995, natural gas futures contracts reached their highest levels since 1993-94 due to one of the coldest Novembers in 50 years.

     In 1995, realized and unrealized trading losses totalled approximately $210,000. This total results from $217,000 profits from CCA, $8,000 losses from Chang, losses of $449,000 from FX 500, and profits of $30,000 from Campbell. Contracts traded by CCA include commodities (agricultural, metals, etc.), interest rates and currencies on both domestic and foreign exchanges. Contracts traded by Chang include currencies, petroleum products and stock indices. FX 500 traded only futures contracts based upon the S&P 500 index. Contracts traded by Campbell included financial related futures and options. Information concerning all of the Partnership's open positions on December 31, 1995 can be found at Exhibit 28.6.

     In 1994, realized and unrealized trading profits totalled approximately $14,000. This total results from $178,000 profits from CCA, $72,000 profits from FX 500, and losses of $236,000 from Campbell.

     In 1993, realized and unrealized trading profits totalled approximately $159,000. This total results from $250,000 profits from CCA, $250,000 profits from Campbell, and losses of $270,000 and $71,000 from FX 500 and Northfield, respectively. Northfield utilized a purely technical approach to trade a diversified portfolio.

     The decline in Partnership assets in 1995 was due to investor redemptions and trading losses. Investor redemptions totaled approximately $3,885,000 during the three years ended December 31, 1995. Redemptions totaled $217,000, $1,984,000, and $1,684,000 during 1995, 1994, and 1993, respectively.
Investors may redeem Units at the end of any month. There is no way to predict the amount of future redemptions or, as is noted above, to predict the profitability of trading. Redemptions and trading losses reduce the capital available for trading.

     The Partnership participates in the speculative trading of commodity futures contracts, substantially all of which are subject to margin requirements. The minimum amount of margin required for each contract is set from time to time in response to various market factors by the respective exchanges. Further, the clearing broker has the right to require margin in excess of the minimum exchange requirement. Risk arises from changes in the value of these contracts (market risk) and the potential inability of brokers to perform under the terms of their contracts (credit risk).

     The following table sets forth the averages, highs and lows for the Partnership's month-end net asset values and the monthly rates of return for the year ended December 31, 1995.

                                Average         High            Low
                              -----------    -----------    ----------

     Net Asset Value          $ 1,152,462    $ 1,412,544    $  925,938

     Rate of Return              -1.92%         9.55%         -11.96%


At December 31, 1995, the notional value of open contracts held by the Partnership was:
                                                 commitments to
                                                -----------------
                                           Purchase              Sell
                                         ------------        ------------
          Interest Rates                 $ 10,353,778        $  1,160,765
          Agricultural Commodities            860,071             240,253
          Foreign Currencies                3,496,200           2,382,995
          Metals                                -                 341,381
          Energy                              429,299              -
          Stock indices                       385,953           2,783,025
                                         ------------        ------------
                                         $ 15,525,301        $  6,908,419
                                         ============        ============

     See the detailed schedule of open contract notional values at exhibit
99.6.

     The notional value of open contract amounts in the above table represents the Partnership's market exposure in the particular class of instrument (except to the extent that the Partnership holds offsetting positions). All of the contracts currently traded by the Partnership are exchange traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over the counter transactions since, in over the counter transactions, the Partnership must rely solely on the credit of their respective individual counterparties. However, if in the future, the Partnership were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any. The Partnership also has credit risk since the sole counterparty to all domestic futures contracts is the exchange clearing corporation. In addition, the Partnership bears the risk of financial failure by the clearing broker.

     The Partnership's policy is to continuously monitor its exposure to market and counterparty risk through the use of a variety of financial, position and credit exposure reporting and control procedures. In addition, the Partnership has a policy of reviewing the credit standing of each clearing broker or counterparty with which it conducts business.

     The Partnership is unaware of any (i) anticipated known demands, commitments or capital expenditures; (ii) material trends, favorable or unfavorable, in its capital resources; (iii) trends or uncertainties that will have a material effect on operations. Certain regulatory agencies have proposed increased margin requirements on commodity futures contracts. Because the Partnership generally uses a small percentage of assets as margin, the Partnership does not believe that any increase in margin requirements, as proposed, will have a material effect on the Partnership's operations.

     Inflation does have an effect on commodity prices and the volatility in the commodity markets; however, continued inflation is not expected to have an adverse effect on the Partnership's operations or its assets. Because the Partnership conducts business as a partnership, and, as such does not pay federal income taxes, the Tax Reform Act of 1986 had no effect on its operations or on its tax liability. However, some expenses may be limited as to deductibility by individual partners.

Item 8.   Financial Statements and Supplementary Data
          ___________________________________________

     Financial statements meeting the requirements of Regulation S-X are listed on Page F-1 of this report. The supplementary financial information specified by Item 302 of Regulation S-K is not applicable.

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure
          ________________________________________________

     None.

                                     PART III

Item 10.  Directors and Executive Officers of the Registrant
          __________________________________________________

     The Partnership has no directors or executive officers. The Partnership has no employees. The Partnership is managed by the General Partners. The Partnership's general partners are Rockwell Futures Management, Inc. and Bradford & Co., Incorporated.

     Rockwell Futures Management, Inc.   Rockwell has been registered as a
commodity pool operator with the Commodity Futures Trading Commission (CFTC) and has been a member of the National Futures Association (NFA) since December 1985. Rockwell's main business address and telephone number are 1202 Highway 74, Suite 212, Evergreen, Colorado 80439, 303/674-1328. Rockwell's principals are Robert J. Amedeo and John L. Conner, Sr.

     Robert J. Amedeo is President of Rockwell. Mr. Amedeo is a 1975 graduate of Northwestern University and received a Juris Doctor degree from DePaul University in 1978. From 1978 to 1980 he was employed by the Securities and Exchange Commission, Division of Enforcement. In March, 1980 he joined the law firm of Abramson & Fox where he was made a partner in June, 1985. In August, 1985 Mr. Amedeo withdrew from Abramson & Fox and became "Of Counsel" to the firm. He continues to practice law in that capacity specializing in securities and commodity law. He became President of Rockwell and Rockwell Investments, Inc. in December, 1985. He has been President and a director of Rockwell Services, Inc. (RSI) and a director and Vice President of Trinity Fund Management, Ltd. (Trinity) between 1990 and July, 1994. RSI provides accounting and other related services to commodity professionals. Trinity is a Bermuda management company which manages the operations of Trinity Futures Fund, Ltd., an offshore commodity fund. In January, 1994 he became President and a director of NLS Asset Management, Inc. (NLS), a registered commodity trading advisor. Mr. Amedeo has appeared as a guest on the syndicated television program "Commodities Week," has spoken at numerous commodity conferences, is a past Secretary of the Chicago Bar Association's Securities Law Committee, is a past securities law instructor at Roosevelt University, Chicago, Illinois, and has acted as an arbitrator for the Chicago Board of Options Exchange, Inc. Mr. Amedeo is the past chairman of an advisory committee to the North American Association of Securities Administrators (NAASA) with respect to their Omnibus Committee's review of the NAASA Guidelines on Commodity Pool Programs. He currently acts for the NFA as a member of its Hearing Committee.

     John L. Conner, Sr. is Secretary/Treasurer of Rockwell. Mr. Conner graduated in 1947 from the University of Arkansas with a Bachelor of Science degree in accounting. He is the President and chief operating officer of Holden-Conner Realty, Co. and R.G. Holden and Company, and has acted in such capacity for the past twenty years. Holden-Conner Realty Co. owns and develops commercial real estate. R. G. Holden Land Company and its subsidiaries own and operate 15,000 acres of farmland in northeast Arkansas and are engaged in related agricultural operations. Between 1970 and December, 1991 Mr. Conner was a director of Merchants and Planters Bank, Newport, Arkansas. In 1985, Mr. Conner co-founded Commodity Storage, Ltd., a company developing new grain storage technology, and was its secretary/treasurer until December, 1991.
Mr. Conner has been a director and the Secretary of Rockwell since 1985; a director of Rockwell Investments since 1985 and a director of RSI since 1990. He has also been Secretary/Treasurer of NLS since January, 1994 and a director since October, 1995.

     There have never been any criminal, civil or administrative actions against Rockwell or its principals material to an investors decision to participate in the Partnership.

     Bradford & Co., Incorporated. Bradford is a Tennessee corporation. Its offices are located at 330 Commerce Street, Nashville, Tennessee 37201 and its telephone number is (615) 748-9000. Bradford is registered with the CFTC as a futures commission merchant (FCM) and a commodity pool operator effective August 3, 1988 and is a member of the NFA in those capacities. Bradford is owned by the partners of J.C. Bradford & Co. (the Selling Agent). The Selling Agent is a New York Stock Exchange member firm.

     The principals of Bradford are set forth below.

     W. Lucas Simons is President and a Director of Bradford and is managing partner and Chief Operating Officer of the Selling Agent. Mr. Simons was employed by the Selling Agent in 1963 and became a partner in 1969. He became a Director of Bradford in 1972 and was made its President in 1982. Mr. Simons is a graduate of Georgia Institute of Technology, where he received a Bachelor of Science degree in Industrial Management. He also holds a Masters degree in Business Administration from the University of Virginia. Mr. Simons served as a member of the Securities Industry Association (SIA) Board of Directors from 1983 - 1986. He has also served as Chairman of the Regional Firms Committee of the SIA and as Secretary/Treasurer of the Association and is currently a member of the Association's legislative policy committee.

     Douglas O. Kitchen is a Vice President of Bradford and a partner of the Selling Agent. Mr. Kitchen received a Bachelor of Science Degree from Kansas State University in 1968. He served two years as an artillery officer in the United States Army and was thereafter employed as a commodity broker with Peavey Company, a Minneapolis, Minnesota grain company. He assumed the position of branch manager of the Atlanta, Georgia Peavey office in 1971 and served in that capacity until 1976. From 1976 until 1981 he served as a commodity manager for the Atlanta branch of Thomson McKinnon Securities, Inc. In 1981, Mr. Kitchen started the commodity department for the Selling Agent, in Nashville, Tennessee, and in 1985 became President of J.C. Bradford Futures, Inc.

     C. Taxon Malott is a Vice President and Director of Bradford. Mr. Malott attended Miami University at Oxford, Ohio. From 1957 until 1966 he was employed by Merrill Lynch, Fenner and Smith in operations management. In 1966, Mr. Malott became the operations manager of the Selling Agent. He was made partner of the Selling Agent and a Vice President of Bradford in 1974.

     Randall R. Harness is a Vice President and the Secretary/Treasurer of Bradford. Mr. Harness joined the Selling Agent, in 1969 and was made a partner in 1981. He graduated from the University of Tennessee with a Bachelor of Science in Business Administration in 1964 and became a Certified Public Accountant in 1965. He was employed by the accounting firm of Peat, Marwick and Mitchell from 1965 to 1968.

     R. Patrick Shepherd is a Vice President of Bradford. Mr. Shepherd is a graduate of the University of Notre Dame where he received a Bachelors of Business Administration degree in 1977. In 1980 he received a Juris Doctor from DePaul University. He was employed by Heinold Commodities, Inc. as Assistant General Counsel from 1980-1983. In 1983 he became General Counsel to the Selling Agent and was made a partner in 1987. He manages the firm's Legal and Compliance Department. Mr. Shepherd served on the Central Regional Business Conduct Committee for the National Futures Association from 1986 to 1990. From 1986 to 1993 he participated on the Compliance Advisory Committee of the New York Stock Exchange. He is a member of the FCM Advisory Committee of the NFA.

     James C. Bradford, Jr. is Chairman of the Board and a director of Bradford. Mr. Bradford received a Bachelor of Arts degree from Princeton University in 1955. In 1959, he joined the Selling Agent, which was founded in 1927 by his father, J.C. Bradford, Sr. He became the managing partner of that firm in 1976 and a senior partner in 1982. From 1983 to 1985, he served on the Regional Firms Advisory Committee of the New York Stock Exchange, as Chairman of the Nominating Committee. In 1984 he was a member of the Board of Governors for the American Stock Exchange. From 1986 to 1993, he served as a director of the New York Stock Exchange. Between 1978 and February, 1989 Mr. Bradford was a member of the Board of Directors of Centennial Capital Corporation (Centennial). Centennial has been registered with the SEC as an investment advisor since 1978.

     The Eleanor B. Currie Trust, J.C. Bradford, Jr., as Successor Trustee under a Deed of Trust dated December 10, 1957, holds 3.7% of the outstanding shares of the Selling Agent. The Trust was established by James C. Bradford, the founder of the Selling Agent, for the benefit of his daughter, Eleanor Bradford Currie and her family. The Trust does not participate in the management or operations of Bradford or any of the other Bradford entities.
The Trust specifically empowers the Trustee, without regard to any law or rule of court limiting Trustee's powers, to invest trust assets in stocks, bonds and securities or other property, real or personal, deemed advisable by the Trustee. Other than the foregoing, the Trust does not engage in any business activities.

     In the ordinary course of its business, Bradford and its principals are engaged in civil litigation or are subject to administrative proceedings which, in the aggregate, are not expected to have a material effect on its condition, financial or otherwise. There have never been any criminal proceedings against Bradford or its principals.

     Minimum Net Worth Requirement. Rockwell and Bradford will maintain registration as commodity pool operators with the CFTC. At present the CFTC imposes no minimum net worth or "net capital" requirements on commodity pool operators. However, Rockwell and Bradford will maintain, in the aggregate, a net worth equal to either (a) not less than the sum of (i) the lesser of $250,000 or 15% of the aggregate capital contributions to the Partnership by Partners if such contributions total $2,500,000 or less, and (ii) 10% of the aggregate capital contributions to the Partnership by Partners if such contributions total more than $2,500,000 or (b) such other amount, including a lesser amount, which does not affect the classification of the Partnership as a partnership for tax purposes and not as an association taxable as a corporation. It is expected that a significant portion of Rockwell's net worth will be in the form of promissory notes or stock subscriptions.

     No Forms 3, 4 or 5 have been furnished to the Partnership since its inception. To the best of the Partnership's knowledge, no such forms have been or are required to be filed.

Item 11.  Executive Compensation
          ______________________

     The Partnership is managed by its General Partners, Rockwell Futures Management, Inc. and Bradford & Co., Incorporated. Rockwell receives a monthly management fee of 1/6 of 1% of the Partnership's month-end Management Fee Net Asset Value. Bradford receives no management fee. For the year ending December 31, 1995, the Partnership incurred fees to Rockwell in the amount of $23,595.

     Bradford and Refco act as the commodity brokers for the Partnership and receive commissions as their compensation. Bradford has clearing arrangements with LFG (formerly with Refco), who is responsible on certain exchanges or markets for transaction execution and clearance of futures contracts (and options, if traded) as well as for certain administrative duties.

     The brokerage rate paid by the Partnership to Bradford for trades entered by Chang on the Partnership's behalf was $30 per contract on a round-turn basis plus NFA fees. For trades entered by FX 500 and Campbell on the Partnership's behalf, the Partnership paid Bradford $17, and $40, respectively, per round-
turn trade, plus NFA fees.   Bradford pays the Clearing Broker $7.25 to $12.50
per contract on a round-turn basis. For trades entered by CCA on the Partnership's behalf, the Partnership pays Refco $30 per round-turn trade plus NFA fees. For the period ended December 31, 1995, the Partnership incurred $70,522 in brokerage commissions of which a portion was retained by Bradford.
A portion of brokerage commissions was paid to the Clearing Brokers and underwriters of the Partnership Units who are registered with the Commodity Futures Trading Commission for their continuing services to the Partnership. Bradford pays to the Partnership monthly interest based on 80% of the equity of the Partnership's trading account at the 90-day U.S. treasury bill rate. Bradford retains any amounts earned in excess of such rate.


Item 12.  Security Ownership of Certain Beneficial Owners and Management
          ______________________________________________________________

     (a) Security Ownership of Certain Beneficial Owners. As of February 29, 1996 a total of 9,893.316 Units of Limited Partnership interests are issued and outstanding and are held by 130 Limited Partners. No limited partner owned 5% or more of the outstanding Units.

     (b) Security Ownership of Management. Rockwell and Bradford owned 1.015 and 136.501 General Partnership Units, respectively, as of February 29, 1996 having an aggregate value of $75.90 and $10,207.82, respectively, which is approximately .01% and 1.36% of the Net Asset Value of the Partnership. Rockwell and Bradford did not own any Limited Partnership Units as of February 29, 1996.

     (c)  Changes in Control.  None has occurred and none are expected.


Item 13.  Certain Relationships and Related Transactions
          ______________________________________________

     See Item 11, Executive Compensation, and Item 12, Security Ownership of Certain Beneficial Owners and Management.

                                      PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
          ________________________________________________________________

          (a)(1)    See "Index to Financial Statements" on page F-1 hereof.

          (a)(2)    Schedules:

                    Financial statement schedules have been omitted because they are not applicable or because equivalent information has been included in the financial statements or notes thereto.

          (a)(3)    Exhibits as required by Item 601 of Regulation S-K

          (3)  Articles of Incorporation and By-Laws

               3.1       Limited Partnership Agreement dated as of October 17,
                         1986. (a)

          (10) Material Contracts

               10.1 Selling Agreement, dated April 14, 1987 between the Partnership, Rockwell Futures Management, Inc., J. C. Bradford Futures, Inc., Mint Investment Management Company, Stotler and Company, E.D. & F. Man International Futures, Inc. and J. C. Bradford & Co., Inc. (b)

               10.2 Brokerage Agreement, dated April 14, 1987, between the Partnership and J. C. Bradford Futures, Inc. (b)

               10.3 Advisory Contract, dated March 24, 1987, between the Partnership, Rockwell Futures Management, Inc., J.C. Bradford Futures, Inc. and Mint Investment Management Company. (b)

               10.4 Supplement to Advisory Contract, dated August 10, 1987, between the Partnership, Rockwell Futures Management, Inc., J.C. Bradford Futures, Inc. and Mint Investment Management Company. (b)

               10.5 Selling Agreement, dated October 6, 1987, between the Partnership, Rockwell Futures Management, Inc., J. C. Bradford Futures, Inc., Mint Investment Management Company, Stotler and Company, E.D. & F. Man International Futures, Inc. and J.C. Bradford & Co., Inc. (b)

               10.6 Advisory Contract, dated September 26, 1991, between the Partnership, Rockwell Futures Management, Inc., J.C. Bradford & Co., Incorporated and Northfield Trading, L.P. (e)

               10.7 Amendment, dated September 30, 1991, to the March 24, 1987 Advisory Contract, as amended, among Mint Investment Management Company, the Partnership, Rockwell Futures Management, Inc. and J.C. Bradford & Co., Incorporated. (e)

               10.8 Advisory Contract dated December 15, 1992, and Amendment dated January 29, 1993, between the Partnership, Rockwell Futures Management, Inc., Bradford & Co.,Incorporated and Campbell & Company, Inc. (f)

               10.9 Advisory Contract dated December 15, 1992, between the Partnership, Rockwell Futures Management, Inc., Bradford & Co., Incorporated and FX 500, LTD. (f)

               10.10 Advisory contract dated March 25, 1993 between the Partnership, Rockwell Futures Management, Inc., Bradford & Co., Incorporated and CCA Capital Management, Inc. (g)

               10.11 Advisory contract dated September 7, 1995 between the Partnership, Rockwell Futures Management, Inc., Bradford & Co., Incorporated and Yu-Dee Chang and Company, Inc., CTA doing business as Capital Asset Management. (h)

          (27) Financial Data Schedule (h)

          (99) Additional Exhibits

               99.1      Prospectus dated April 14, 1987. (a)

               99.2      Prospectus dated October 6, 1987. (c)

               99.3 Amendment to Certificate of Limited Partnership dated December 14, 1989 and Second Amendment to Agreement of Limited Partnership. (d)

               99.4      Amendment to Commodities Brokerage Agreement. (d)

               99.5      Amendment to Advisory Contract. (d)

               99.6      Open commodity positions on December 31, 1995.

          (a) Exhibits 3.1 and 99.1 are incorporated by reference from the Registration Statement on Form S-18 (File No. 33-12190-D).

          (b) Exhibits 10.1, 10.2, 10.3, 10.4 and 10.5 are incorporated by reference from the Partnership's Annual Report on Form 10-K for the year ended December 31, 1987.

          (c) Exhibit 99.2 is included within the Registration Statement on Form S-1 (File No. 33-16807), incorporated by reference from
               Exhibit 28.2 of the Partnership's Annual Report on Form 10-K for the year ended December 31, 1987.

          (d) Exhibits 99.3, 99.4 and 99.5 are incorporated by reference from the Partnership's Annual Report on Form 10-K for the year ended December 31, 1989.

          (e) Exhibits 10.6 and 10.7 are incorporated by reference from the Partnership's Annual Report on Form 10-K for the year ended December 31, 1991.

          (f) Exhibits 10.8 and 10.9 are incorporated by reference from the Partnership's Annual Report on Form 10-K for the year ended December 31, 1992.

          (g) Exhibit 10.10 is incorporated by reference from the Partnership's Annual Report on Form 10-K for the year ended December 31, 1993.

          (h) Exhibits 10.11, 27, and 99.6 are attached hereto and made part of this Report on Form 10-K for the year ended December 31, 1995.

(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended December 31, 1995.


























                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        OXFORD FUTURES FUND, LTD.

                                        By:  Rockwell Futures Management, Inc.
                                        one of its General Partners



Date:  March 21, 1996                   By:  /s/ Robert J. Amedeo
       ______________                   _________________________________
                                        Robert J. Amedeo, President



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the date indicated.


Date:  March 21, 1996                   By:  /s/ Robert J. Amedeo
       ______________                   _________________________________
                                        Robert J. Amedeo
                                        President, Director and
                                        Chief Executive Officer
                                        Rockwell Futures Management, Inc.
                                        (a General Partner)

Date:  March 21, 1996                   By:  /s/ John L. Conner, Sr.
       ______________                   _________________________________
                                        John L. Conner, Sr.
                                        Secretary, Treasurer, Director
                                        and Chief Financial Officer
                                        Rockwell Futures Management, Inc.
                                        (a General Partner)




















                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        OXFORD FUTURES FUND, LTD.

                                        By:  Bradford & Co., Incorporated
                                        one of its General Partners


Date:  March 21, 1996                   By: /s/ W. Lucas Simons
       ______________                   _________________________________
                                        W. Lucas Simons, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the date indicated.


Date:  March 21, 1996                   By: /s/ W. Lucas Simons
       ______________                   _________________________________
                                        W. Lucas Simons
                                        President and Director
                                        Bradford & Co., Incorporated
                                        (a General Partner)

Date:  March 21, 1996                   By: /s/ C. Taxon Malott
       ______________                   _________________________________
                                        C. Taxon Malott
                                        Vice President and Director
                                        Bradford & Co., Incorporated
                                        (a General Partner)

Date:  March 21, 1996                   By: /s/ Randall R. Harness
       ______________                   _________________________________
                                        Randall R. Harness
                                        Vice President and Sec./Treas.
                                        Bradford & Co., Incorporated
                                        (a General Partner)



















                            OXFORD FUTURES FUND, LTD.
                                 INDEX TO EXHIBITS

Exhibit
_______

10.11 Yu-Dee Chang and Company, Inc., CTA doing business as Capital Asset Management Advisory Agreement.

27        Financial Data Schedule

99.6      Open commodity positions on December 31, 1995.
















































                             OXFORD FUTURES FUND, LTD.            EXHIBIT 10.11

                                 Advisory Contract


     This agreement made as of this 7th day of September, 1995 by and among Oxford Futures Fund, Ltd. (the Partnership), Rockwell Futures Management, Inc., an Arkansas corporation (Rockwell), Bradford & Co., Incorporated, a Tennessee corporation (Bradford) (collectively, Rockwell and Bradford are referred to as the General Partners) and Yu-Dee Chang and Company, Inc., CTA doing business as Capital Asset Management, a Maryland corporation (the Advisor), is made on the following premises, terms and conditions:

                                     RECITALS

     WHEREAS, the Partnership has been organized to trade in commodity interests, including commodity futures contracts; options thereon and cash commodities (including foreign exchange, spot and forward contracts) (collectively Commodity Interests); and

     WHEREAS, the General Partners are, pursuant to the Partnership's Agreement of Limited Partnership, authorized to utilize the services of one or more commodity trading advisors in connection with the commodity trading activities of the Partnership; and

     WHEREAS, the Partnership commenced trading activities in July, 1987, and is not currently offering any additional units of limited partnership interest; and

     WHEREAS, the Advisor's current business is advising and making trading decisions with respect to the purchase and sale of Commodity Interests; and

     WHEREAS, the Advisor is registered as a commodity trading advisor with the Commodity Futures Trading Commission (CFTC) and is a member in good standing with the National Futures Association (NFA) and will maintain that registration and membership for the term of this Agreement; and

     WHEREAS, the Partnership and the Advisor wish to enter into this agreement in order to set forth the terms and conditions upon which the Advisor will render and implement commodity advisory and management services in connection with the conduct by the Partnership of its commodity trading activities during the term of this Agreement.

     NOW, THEREFORE, the parties hereto agree as follows:

                                    AGREEMENTS

     1. Receipt of Disclosure Document. The General Partners acknowledge receipt of the Advisor's Disclosure Document dated May 1, 1995 as filed with the CFTC (the Disclosure Document).

     2. Certain Representations and Warranties. The Advisor represents and warrants to the Partnership and the General Partners and agrees that:

          (a) The Advisor has supplied or will supply, and has made available or will make available, for review by the General Partners or their agents substantially all documents, statements, agreements, confirmations and workpapers relating to all accounts managed by the Advisor and any other persons or entities controlled by the Advisor for the period covered in the Disclosure Document. The Advisor may, in its discretion, withhold from any review the name of the client for whom such account is maintained and the General Partners shall keep such information confidential.

          (b) The Advisor is registered as a commodity trading advisor with the CFTC and is a member in good standing of the National Futures Association
(NFA).

          (c) The Advisor is a Maryland corporation, in good standing, with full power and authority to enter into this agreement.

          (d) The information contained in the Advisor's Disclosure Document required under the CEAct, the Commodity Regulations applicable to it, and NFA Rules, as delivered to the General Partners and the information about the Advisor, its principals, operations and past performance furnished by the Advisor is true, accurate, and complete in all material respects and does not contain any misleading or untrue statement of a material fact or any omission to state a material fact required to be stated therein or necessary to make the statements therein not misleading. The Disclosure Document complies in all material respects with the CEAct, the Commodity Regulations applicable to it, and NFA Rules. Except as otherwise disclosed in the Disclosure Document, the actual performance of all accounts directed by the Advisor and its principals during the period of time covered by the Advisor's performance table(s) contained therein is reflected therein in full conformity with the requirements of the Commodity Regulations applicable to it and NFA Rules and the performance data and the explanations and footnotes thereto are fairly presented and are true, correct, and complete in all material respects.

          As used in this agreement, the terms "principal" and "direct" shall have the same meaning given to such terms in Section 4.10(e) and (f) of the Commodity Regulations and the term "affiliate" shall mean an individual or entity (including a stockholder, director, officer, employee, agent or principal) that directly or indirectly controls, is controlled by or is under common control with any other individual or entity.

          (e) The representations and warranties made in this agreement by the Advisor shall be continuing during the term of this agreement and if at any time any event has occurred which would make or tend to make any of the representations and warranties in this agreement not true, the Advisor will promptly notify the General Partners. The Advisor acknowledges that the indemnities provided in this agreement by the General Partners and the Partnership to the Advisor shall be inapplicable in the event of any liability accruing to the extent, if any, caused by or based upon the Advisor's material misrepresentations, omissions or breach of any warranty in this agreement.

     The General Partners and the Partnership jointly and severally represent and warrant to the Advisor and agree that:

          (a) The Partnership and the General Partners are duly organized and validly existing entities with authority to perform their respective obligations under this agreement.

          (b) The General Partners and the Partnership have the capacity and authority to enter into this agreement.

          (c) This agreement is a duly and validly authorized, executed and delivered agreement of the General Partners and the Partnership and is a valid and binding agreement of both.

          (d) The General Partners are each registered as commodity pool operators with the CFTC and are each members in good standing of the NFA.

          (e) The General Partners and the Partnership will not breach any law or regulation applicable to them by performing this agreement and are in material compliance with all laws applicable to its or their operations, including all federal and state commodity and securities laws.

          (f) The General Partners and the Partnership will make all disclosures required by law pertaining to the selection of the Advisor as a trading advisor for the Partnership and will distribute to limited partners information about the Advisor required under the CEAct and Commodity Regulations.

          (g) At the time assets are allocated to the Advisor, such assets will be in the form of cash, Treasury bills, and/or notional funds.

          (h) The Partnership's registration statement was declared effective by the Securities and Exchange Commission and the states in which it was offered and no order terminating or withdrawing such registration has been issued.

          (i) There are no material actions pending or threatened against the General Partners or the Partnership.

     3. Duties of the Advisor. Upon the commencement of trading operations by the Advisor, the Advisor shall have sole authority and responsibility independent of any other advisor retained by the Partnership for directing the investment and reinvestment in Commodity Interests, for the period set forth in this agreement and in accordance with the trading policies and strategies set forth in the Prospectus and trading system set forth in the Advisor's Disclosure Document with respect to the Allocated Assets of the Partnership. Initially the Advisor will be allocated $300,000 ($200,000 cash, $100,000 notional) to be traded pursuant to its Diversified Program. The term Allocated Assets is defined below. If the General Partners, in their sole discretion, determine that any trading instructions issued by the Advisor violate those trading policies, then upon prior notice to the Advisor, the General Partners may cause any position placed in violation to be reversed. The Advisor will exercise its best efforts in determining the trades in commodity interests with respect to the Partnership's Allocated Assets. The Advisor has advised the Partnership that the past performance of the Advisor and its principals as set forth in its Disclosure Document is the result of the Advisor's trading methods as modified and refined from time to time. Material changes in those trading methods will not be made without prior written notice to the General Partners. Changes in Commodity Interests traded shall not be deemed material changes in trading policies. All commissions and expenses arising from the trading of, or other transactions in the course of the administration of, the Partnership's account shall be charged to the Partnership's account. Prior to the commencement of commodity trading by the Partnership, the General Partners shall deliver to the Advisor, and renew when necessary, a Commodity Trading Authorization appointing the Advisor the Partnership's sole agent and attorney-in-fact for such purpose. All trades for the account of the Partnership shall be made through the commodity broker or brokers as the General Partners direct. The Partnership's account is carried at J.C. Bradford & Co. and all trades for the Partnership's account shall be made through Refco, Inc. (Refco) or such other futures commission merchant which is mutually agreeable to the parties. The Partnership will be charged brokerage commissions not to exceed $30.00 per round-turn trade (inclusive of exchange fees, but exclusive of NFA fees). Notwithstanding the foregoing, upon prior notice to, and consent of, the General Partners, the Advisor may select various floor brokers with whom to place orders which will give up such orders to Refco. Any reasonable give up fees shall be paid by the Partnership and shall be in addition to the brokerage commissions referred to above. The Advisor makes no representation or warranty that the trading that it directs for the Partnership will be profitable or that losses will not be incurred.

     4. Independence of the Advisor. The Advisor shall for all purposes herein be deemed to be an independent contractor and shall, unless otherwise expressly provided or authorized, have no authority to act for or represent the Partnership in any way or otherwise be deemed an agent of the Partnership. The Advisor shall not offer or sell or solicit any offers to purchase Units of the Partnership. The parties acknowledge that the Advisor has not, either alone or in conjunction with the General Partners, or the Partnership's other Advisors, been an organizer or promoter of the Partnership. Nothing herein contained shall be deemed to require the Partnership to take any action contrary to its Agreement of Limited Partnership, its Certificate of Limited Partnership or any applicable statute, regulation or exchange rule.

     5.   Compensation.

          (a) In consideration of and in compensation for all of the services to be rendered by the Advisor to the Partnership under this agreement, the Partnership agrees that it will pay to the Advisor a monthly management fee of 1/12 of 1% of the Partnership's Allocated Assets (as defined below) and a quarterly incentive fee equal to 20% of Trading Profits (as defined below) of the Partnership attributable to the Advisor without regard to the profitability of any other advisor in each fiscal quarter. Payment of all fees shall be made within 30 business days following the end of the period to which they relate.

          (b) The Advisor shall not receive any commissions, compensation, remunerations or payments whatsoever from any broker with whom the Partnership carries an account for any transactions executed in the Partnership's account.

          (c) Allocated Assets. Allocated Assets means the value of that portion of the Partnership's Net Asset Value initially allocated to an Advisor together with any appreciation or depreciation in those assets plus any distributions, redemptions and accrued management and advisory fees or taxes payable as of the date of calculation or paid within the period for which the calculation is made. Redemptions, distributions and interest income received by the Partnership shall be allocated among the Partnership's advisors pro rata based on each advisor's Allocated Assets. Net Asset Value means the Partnership's total assets less total liabilities, determined according to the following principles, and where no principle is governing, then on the basis of generally accepted accounting principles, consistently applied.

               (i) Net Asset Value shall include any unrealized profit or loss on open securities and open commodity positions.

               (ii) All open securities and open commodity positions shall be valued at their then market value which means, with respect to open commodity positions, the settlement price as determined by the exchange on which the transaction is effected or the most recent appropriate quotation as supplied by the Clearing Brokers or banks through which the transaction is effected, except that United States Treasury bills (not futures contracts thereon) shall be carried at cost plus accrued interest. If there are no trades on the date of the calculation due to operation of the daily price fluctuation limits or due to a closing of the exchange on which the transaction is executed, the contract will be valued at the nominal settlement price as determined by the exchange.

               (iii) If charged on a half-turn basis, fifty percent of the brokerage commissions and related fees shall be treated as a liability of the Partnership upon the initiation of open positions. The remaining 5O% shall be treated as a liability on the close of those positions. Incentive fees payable to the Advisor on Trading Profits shall be accrued daily for purposes of calculating Net Asset Value only.

          (d) Trading Profits. Trading Profits (for purposes of calculating the Advisor's incentive fees only) during a quarter shall mean the cumulative profits (over and above the aggregate of previous period profits) during the quarter (after deduction for accrued round-turn brokerage commissions).
Trading Profits shall include both realized and unrealized profits. Trading Profits shall not include interest received by the Fund on its assets. If Trading Profits for a quarter are negative, it shall constitute a "Carryforward Loss" for the beginning of the next quarter. No incentive fees shall be payable to the Advisor until future Trading Profits for the ensuing quarters exceed Carryforward Loss. To the extent any Units are redeemed or allocated away from the Advisor at a loss, any loss attributed to those Units shall not be carried forward to reduce future Trading Profits. Incentive fees on Trading Profits shall be calculated without regard to gains or losses on assets allocated to advisors other than the Advisor.

     Units redeemed by Limited Partners as of any date which is not the end of a fiscal quarter of the Fund will be charged an incentive fee, if applicable, determined as if the redemption date were the end of a fiscal quarter. The Advisor will receive all of the incentive fee at the end of the quarter in which the redemption occurs.

     6. Right to Advise Others. The Advisor's present business is advising with respect to the purchase and sale of Commodity Interests. The services provided by the Advisor under this agreement are not to be deemed exclusive. The General Partners acknowledge that, subject to the terms of this agreement, the Advisor may render advisory, consulting and management services to other clients including other commodity pools to which different fees may be charged. The Advisor shall be free to advise others and manage other commodity accounts, including accounts owned by it or its principals, during the term of this agreement and to use the same information, computer programs and trading strategy which it obtains, produces or utilizes in the performance of services for the Partnership. In that connection, however, the Advisor represents and warrants that (i) in rendering consulting, advisory and management services to other commodity futures trading accounts and entities, the Advisor will use its best efforts to achieve an equitable treatment of all accounts and will use a fair and reasonable system of order entry for all accounts and (ii) it will not deliberately use any trading strategies for the Partnership which it or its principals know are inferior to those employed by other accounts.

     7.   Speculative Position Limits and Reallocation of Assets.

          (a) Limits Applicable to Partnership. The General Partners shall allocate and reallocate the speculative position limits established by the CFTC or any other regulatory authority having jurisdiction (individually a "Limit" and collectively "Limits") which are applicable to the Partnership's commodity interest trading among the Advisors for the Partnership, (including the Advisor), for their utilization in the amounts and at the times as the General Partners shall determine in their sole discretion. Without the prior consent of the General Partners, the Advisor shall not utilize any Limits applicable to the Partnership's Commodity Interest trading which shall exceed the Limits most recently allocated to the Advisor for its utilization. Initially, the General Partners shall allocate the Limits pro rata based on Allocated Assets among the Partnership's Advisors. Therefore, without the prior consent of the General Partners, the Advisor shall not utilize in its trading for the Partnership more than its allocable share of the applicable Limit in any Commodity Interest.
The Advisor agrees that it will not act in concert, consult with, discuss with or otherwise make its trading signals, programs or trades available to the Partnership's other Advisors.

          (b) Limits Applicable to the Advisor. If, at any time during the pendency of this agreement, the Advisor is required to aggregate the Partnership's commodity futures positions with the positions of any other person for purposes of applying the CFTC or exchange imposed Limits, the Advisor will promptly notify the General Partners if the Partnership's positions are included in an aggregate amount which exceeds the Limit. The Advisor represents that, if Limits are reached in any commodity interest, it will modify the trading instructions to the Partnership's account and its other accounts in a reasonable and good faith effort to achieve an equitable treatment of all accounts. The Advisor currently believes and represents that current Limits will not materially affect its trading recommendations or strategy for the Partnership given the Advisor's current accounts and all proposed accounts for which the Advisor has contracted to act as a commodity trading advisor.

          (c) The General Partners in their sole and absolute discretion may allocate assets to or away from the Advisor as of the first day of any month on ten day's prior written notice. Notwithstanding the foregoing, the General Partners may reallocate assets away from the Advisor at any time, if the purpose of the reallocation is to meet a margin call from the Partnership's commodity broker resulting from the trading activities of the Partnership's other Advisor(s). The General Partners shall immediately notify the Advisor of any reallocation. The Advisor shall have the right to refuse any allocation of new funds to it from the Partnership.

     8. Records of the Partnership. The General Partners will instruct the Partnership's broker to furnish copies of all trade confirmations and monthly trading reports to the Advisor. The Advisor will maintain a record of all trading orders and will monitor the Partnership's open positions with respect to Allocated Assets. Upon the request of the General Partners, the Advisor shall permit the General Partners or their agents to inspect the trading records of the Advisor, its principals and its other clients for the purpose of confirming that the Partnership is being treated equitably by the Advisor, including with respect to any modifications of trading strategies resulting from speculative position limits and with respect to the assignment of priorities of order entry to the Advisor's accounts; provided, however, that the Advisor may, in its discretion, withhold from any inspection the name of the client for whom such account is maintained and the General Partners shall keep such information confidential.

     9. Term. Either party may terminate this agreement upon written notice. If this agreement is terminated, the Advisor shall be entitled to, and the Partnership shall pay, the quarterly incentive fee and monthly management fee computed as if the effective date of termination were the last day of then current fiscal quarter or month, respectively.

     10.  Indemnity.

          (a) In any threatened, pending or completed action, suit, or proceeding to which the Advisor or any of its principals, partners, agents, employees or affiliates (the Advisor Parties) were or are parties or are threatened to be made parties by reason of the fact that the Advisor is or was the commodity trading advisor of the Partnership, the Partnership shall indemnify and hold harmless, subject to subsection (b) of this section 10, the Advisor Parties against any loss, liability, damage, cost, expense (including costs and expenses of investigating and defending any claims demand or suit and attorneys' fees and accountants' fees), judgments and amounts paid in settlement actually and reasonably incurred by them in connection with any action, suit or proceeding if the Advisor acted in good faith and in a manner it reasonably believed to be in or not opposed to the best interests of the Partnership, and provided that its conduct does not constitute negligence or a breach of its fiduciary obligations. The termination of any action, suit or proceeding by judgment, order or settlement shall not, of itself, create a presumption that the Advisor did not act in good faith and in a manner which it reasonably believed to be in or not opposed to the best interests of the Partnership. In the event the Partnership's assets are insufficient to satisfy amounts due to the Advisor Parties under this section 10, the General Partners shall be responsible to the Advisor Parties for such amounts.

          (b) Any indemnification under subsection (a) above, unless ordered by a court or administrative forum, shall be made by the Partnership only as authorized in the specific case and only upon a determination by independent legal counsel in a written opinion that indemnification is proper in the circumstances because the Advisor has met the applicable standard of conduct set forth in subsection (a) above.

          (c) If the Advisor Parties have been successful on the merits or otherwise in defense of any action, suit or proceeding referred to in subsection (a) above, or in defense of any claim, issue or matter therein, the Partnership shall indemnify them against the expenses, including attorneys' and accountants' fees, actually and reasonably incurred by them in connection therewith.

          (d) Expenses incurred in defending a threatened or pending civil, administrative or criminal action, suit or proceeding against the Advisor Parties may in the sole discretion of the General Partners, be paid by the Partnership in advance of the final disposition of the action, suit or proceeding, if and to the extent that the person on whose behalf the expenses are paid shall agree to reimburse the Partnership in the event indemnification is not permitted hereunder.

          (e) The Advisor agrees to indemnify, defend and hold harmless the Partnership, the General Partners and their affiliates against all liabilities incurred by them by reason of any act or omission of the Advisor relating to the Advisor or the Partnership or resulting from any breach of this Agreement by the Advisor Parties (including costs and expenses of investigating and defending any claims, demand or suit and attorneys' and accountants' fees) if there has been a final judicial or regulatory determination that the act or omission violated the terms of this agreement or involved negligence, fraud, recklessness or intentional misconduct on the part of the Advisor Parties.

          (f) If any claim, dispute or litigation arises between the Advisor and any party other than the Partnership or the General Partners, which claim, dispute or litigation is unrelated to the Partnership's business, and if the Partnership or the General Partners are made a party to the claim, dispute or litigation by the other party, the Advisor shall defend any actions brought in connection therewith on behalf of the Partnership and/or the General Partners each of whom agree to cooperate in the defense thereof and the Advisor shall indemnify and hold harmless the Partnership, the General Partners and their affiliates from and with respect to any amounts awarded to any party. If any claim, dispute or litigation arises between the Partnership and/or the General Partners and any party other than the Advisor which claim, dispute or litigation is unrelated to the Advisor's business, and if the Advisor is made a party to the claim, dispute or litigation by the other party, the Partnership and/or the General Partners shall defend any actions brought in connection therewith on behalf of the Advisor who agrees to cooperate in the defense thereof and the Partnership shall indemnify and hold harmless the Advisor from and with respect to any amounts awarded to such other party. Notwithstanding any other provision of this subsection, if, in any claim as to which indemnity is or may be available, any indemnified party reasonably determines that its interests are or may be, in whole or in part, adverse to the interests of the indemnifying party, the indemnified party may retain its own counsel in connection with such claim and shall be indemnified by the indemnifying party for any legal or any other expenses reasonably incurred in connection with investigating or defending such claim.

          (g) None of the foregoing provisions for indemnification shall be applicable with respect indemnification ("Indemnitee") without the prior consent of the party obligated to indemnify the other party ("Indemnitor"); provided, however, that should the Indemnitor refuse to consent to a settlement approved by the Indemnitee, the Indemnitee may effect such settlement, pay the amount in settlement as it shall deem reasonable and seek a judicial or regulatory determination with respect to reimbursement by the Indemnitor of any loss, liability, damage, cost or expense (including reasonable attorneys' and accountants' fees) incurred by the Indemnitee in connection with the settlement to the extent the loss, liability, damage, cost or expense (including reasonable attorneys' and accountants' fees) was caused by or based upon violation of this agreement by the Indemnitor or violation of the standard of conduct set forth herein. Notwithstanding the foregoing, the Indemnitor shall, at all times, have the right to offer to settle any matters and if the Indemnitor successfully negotiates a settlement and tenders payment therefore to the Indemnitee, the Indemnitee must either use its best efforts to dispose of the matter in accordance with the terms and conditions of the proposed settlement or the Indemnitee may refuse to settle the matter and continue its defense in which latter event the maximum liability of the Indemnitor to the Indemnitee shall be the amount of said proposed settlement.

          (h) The foregoing provisions for indemnification shall survive the termination of this agreement.

     11. Complete Agreement. This agreement shall constitute all agreements between the Advisor and the Partnership and no other agreement, verbal or otherwise, shall be binding upon the parties to this agreement.

     12. Assignment and Successors. This agreement may not be assigned nor the duties hereunder delegated by either party without the express written consent of the other party. This agreement is made solely for the benefit of, and shall be binding upon, the parties and their respective successors and assigns, and no other person shall have any right or obligation under it.

     13. Amendment. This agreement may not be amended except by the written instrument signed by the parties.

     14. Notices. All notices required to be delivered under this agreement shall be sent by facsimile transmission with hard copy then sent by express courier or by U.S. mail, postage prepaid, to (i) the Advisor at 12027 Blackberry Terrace, North Potomac, Maryland 20878; (ii) the General Partners or the Partnership c/o Rockwell at 1202 Highway 74, Suite 212, Evergreen, Colorado 80439, (303) 674-0437 (facsimile) or to any other address and facsimile designated by the party to receive the same by written notice similarly given.

     15.  Notice of Threatened, Pending or Completed Actions, Suits or
Proceedings.

          (a) The General Partners will immediately give written notice to the Advisor of (i) any threatened, pending or completed action, suit or proceeding (including without limitation any reparations proceeding or administrative proceeding threatened or instituted under the CEAct, as amended) to which the Partnership or The General Partners were or are parties or is threatened to be a party (relating to the Partnership's business) and (ii) any judgments or amounts paid by the Partnership or The General Partners in settlement in connection with any such threatened, pending or completed action, suit or proceeding.

          (b) The Advisor will immediately give written notice to the General Partners of (i) any threatened, pending or completed action, suit or proceeding (including without limitation any reparations proceeding or administrative proceeding threatened or instituted under the Commodity Exchange Act, as amended) to which the Advisor was or is a party or is threatened to be a party and (ii) any judgments or amounts paid by the Advisor in settlement in connection with any such threatened, pending or completed action, suit or proceeding.

          (c) Written notices required to be given pursuant to this section shall contain all pertinent information concerning the threatened, pending or completed action, suit or proceeding and, in the case of any pending or completed action, suit or proceeding, shall include a copy of the complaint, petition or similar documents asserting a claim.

          (d) The General Partners and the Advisor agree to use their best efforts to maintain the confidentiality of notices received pursuant to this section 15 and agree not to disclose the contents of such notices to persons other than their affiliates, or except as may be required, in their good faith judgment, by any applicable law or regulation.

          (e) With respect to any notice required to be given to or by a General Partner, notice to or from one General Partner shall be deemed to be sufficient to comply with the terms of this agreement.

     16. Governing Law. Consent to Jurisdiction. With respect to any action involving more than one of the Partnership's advisors each of the parties irrevocably:

          (a) consents to any suit, action or proceeding with respect to this Agreement being brought in the United States District Court for the Middle District of Tennessee (the District Court);

          (b) waives to the fullest extent permitted by the law governing this Agreement any objection that it or he may have now or hereafter to the laying of the venue of any such suit, action or proceeding under clause (a) above in any such court and any claim that any such suit, action or proceeding under clause (a) above has been brought in an inconvenient forum;

          (c) acknowledges the competence of any such court, submits to the jurisdiction of any such court in any such suit, action or proceeding and agrees that the final judgment in any such suit, action or proceeding brought in such court shall be conclusive and binding upon it or him and may be enforced in the courts of the jurisdiction in which such entity's or person's principal office or residence is located, subject to any provision of the law of such jurisdictions or general applicability relating to enforcement proceedings, or in the District Court and that a certified or exemplified copy of such final judgment shall be conclusive evidence of the fact and of the amount of such entity's or person's obligation, provided that service of process is effected upon such corporation or person in the manner specified below or as otherwise permitted by law.

          (d) to the extent that such entity or person has acquired or hereafter may acquire any immunity from the jurisdiction of any such court or from any legal process therein, waives such immunity, to the fullest extent permitted by law, and agrees not to assert, by way of motion, as a defense, or otherwise, in any such suit, action or proceeding, any claim that (i) such entity or person is not personally subject to the jurisdiction of the above-named court, (ii) if or he is immune from any legal process (whether through service or notice, attachment prior to judgment, attachment in aid of execution, execution or otherwise) with respect to such entity or person or the property of such entity or person or (iii) this Agreement or the subject matter hereof may not be enforced in or by such court; and

          (e) consents to the service of process in any such suit, action or proceeding in said courts by the mailing thereof by registered or certified mail, restricted delivery, postage prepaid, to such entity or person at the address the parties agree to and specify in writing, or such other address as to which the server of such process shall have been notified by the recipient of such process in a written notice which makes reference to this Agreement.

     This Agreement shall be deemed to be made under and construed in accordance with the law of the State of Tennessee and shall be deemed to be made under and construed in accordance with the law of the State of Tennessee without regard to its conflicts of laws of provisions.

     This agreement has been executed for and on behalf of the undersigned in Nashville, Tennessee.

OXFORD FUTURES FUND, LTD.

By: Rockwell Futures Management, Inc.   By: Bradford & Co., Incorporated
     A General Partner                       A General Partner

By: /s/ Robert J. Amedeo                By: /s/ Douglas O. Kitchen
_____________________________________   _________________________________
Robert J. Amedeo, President             Douglas O. Kitchen


                    Yu-Dee Chang and Company, Inc., CTA
                    doing business as Capital Asset Management
                         (the Advisor)

                    By: /s/ Yu-Dee Chang
                    ______________________________________
                    Yu-Dee Chang, President

















                        COMMODITY TRADING AUTHORIZATION

                               September 7, 1995




Yu-Dee Chang and Company, Inc., CTA
doing business as Capital Asset Management
12027 Blackberry Terrace
North Potomac, Maryland  20878

Gentlemen:

Oxford Futures Fund, Ltd. does hereby make, constitute and appoint you as its attorney-in-fact to purchase and sell commodity interests, including commodity futures contracts with respect to Allocated Assets, through Bradford & Co., Incorporated and/or Refco or such other commodity broker as designated to you in writing by the Partnership's General Partners, in accordance with the Advisory Contract between us dated September 7, 1995.

Very truly yours,

OXFORD FUTURES FUND, LTD.


By: Rockwell Futures Management, Inc.
     one of its General Partners

By:  /s/ Robert J. Amedeo
_____________________________________
Robert J. Amedeo, President




























OXFORD FUTURES FUND, LTD.                                           EXHIBIT 99.6
Notional Account Values
December 31, 1995
                             # of       12/31/95
                           Positions     mkt val                 Notional Value
Contract          Contract ---------    per contr    Contract   ---------------
Description       Date    Long  Short   in U.S. $      Size     Short      Long
-------------------------------------------------------------------------------
CCA
U.S. Dollar
WHEAT              Mar-96    4            5.123      5,000              102,450
CORN               Mar-96   12            3.693      5,000              221,550
SOYBEANS           Mar-96    6            7.448      5,000              223,425
SOYBEAN MEAL       Mar-96    8            236.6        100              189,280
SOYBEAN OIL        Mar-96        2        25.35        600     30,420
US T BOND FUT      Mar-96    1          121.469      1,000              121,469
LT T-NOTES         Mar-96    1          114.594      1,000              114,594
LIVE HOGS          Feb-96    1           48.575        400               19,430
FEEDERS            Mar-96        1       58.675        500     29,338
NY MTR COCOA       Mar-96        3         1258         10     37,740
NY COFFEE          Mar-96        4         94.9        375    142,350
NY SUGAR #11       Mar-96    8             11.6      1,120              103,936
NYME CRUDE OIL     Feb-96    8            19.55      1,000              156,400
NY UNL GAS         Feb-96    4            0.581     42,000               97,642
NY #2 HT OIL       Feb-96    3            0.560     42,000               70,497
NATUR GAS/NYM      Feb-96    4            2.619     10,000              104,760
NY COTTON          Mar-96        1        0.811        500        405
NY CMX GOLD        Apr-96        1        390.1        100     39,010
BRITISH POUND      Mar-96        2        1.551     62,500    193,925
S-FRANC            Mar-96        1        0.873    125,000    109,138
EURODLR, IMM       Dec-96   14             94.9      2,500            3,321,500
J-YEN              Mar-96        2        0.977    125,000    244,325
3 MO. T-BILL       Mar-96    2            95.13      2,500              475,650
LME H/G $ ALUM     Jan-96        1      1687.84         25     42,196
LME H/G $ ALUM     Feb-96        2       1695.5         25     84,775
LME H/G $ ALUM     Mar-96        3      1700.14         25    127,511
LME $ NICKEL       Mar-96        1       7981.5          6     47,889

Aust Dollar
90 DAY AUS BILL    Mar-96    6           69.038      2,380              985,857
3YR AUS TBND-SF    Mar-96    4           68.807      2,830              778,894
10YR AUS TBND-S    Mar-96    4           68.256      7,780            2,124,136

Brit Pound Sterling
LIF LG GILT        Mar-96    1          171.642        500               85,821
LIF 500M STRLG     Mar-96    5          145.172      1,250              907,324

Canadian Dollar
CDN GBOND-MTRL     Mar-96    1           82.240      1,000               82,240
3MO B/A MNTRL      Mar-96    3           69.216      2,500              519,121

Deutschemark
GMN GOVT BD LIF    Mar-96    4           69.349      2,500              693,493
3MO EURODM LIF     Mar-96    3           67.332      2,500              504,988
FIM M/T BUND-DT    Mar-96    4           72.833      2,500              728,328

French Francs
T-BONDS MATIF      Mar-96    3           24.533      5,000              367,992


OXFORD FUTURES FUND, LTD.
Notional Account Values (continued)
December 31, 1995
                              # of      12/31/95
                            Positions    mkt val                Notional Value
                  Contract -----------  per contr   Contract   ----------------
Description       Date     Long  Short  in U.S. $     Size     Short       Long
-------------------------------------------------------------------------------
Italian Lira
IT GOVT BND-LIF    Mar-96    2            0.068  2,000,000              272,592
3MO EUROLIF-LIF    Jun-96    4            0.057  2,500,000              571,181
3MO EUROLIF-LIF    Sep-96    1            0.057  2,500,000              142,985

Japanese Yen
NIKKEI STK-SMX     Mar-96    4          192.976        500              385,953
3MO EUROYEN-SMX    Jun-96        4        0.963    250,000   962,508
10YR JGB-TSE       Mar-96        1        1.161  1,000,000 1,160,765

Spanish Peseta
10 YR NTL BD-MEF   Mar-96    3            0.788    100,000              236,387

Swiss Francs
3MO EUROSF-LIF     Mar-96    3           85.430      2,500              640,727

FX500
S&P 500            Mar-96        5       618.45        500  1,546,125

CHANG - Futures
DEUTSCHE MARK      Mar-96    2            69.88      1,250              174,700

Options
SWISS FRANC PUT    Mar-96        4        87.31      1,250   436,550
SWISS FRANC CALL   Mar-96        4        87.31      1,250   436,550
S&P 500 CALL       Jan-96        2       618.45        500   618,450
S&P 500 CALL       Jan-96        2       618.45        500   618,450
                                                            -------- ----------
          Totals                                           6,908,419 15,525,301

     SUMMARY:                                          Commitments  Commitments
                                                       to Purchase    to Sell

     Interest Rates                                   10,353,778      1,160,765
     Agricultural Commodities                            860,071        240,253
     Foreign Currencies (Exchange Traded Futures)      3,496,200      2,382,995
     Metals                                                 -           341,381
     Energy                                              429,299          -
     Stock Indices                                       385,953      2,783,025
                                                      ----------      ---------
          Totals                                      15,525,301      6,908,419



















                           OXFORD FUTURES FUND, LTD.

                              FINANCIAL STATEMENTS

                              FOR THE YEARS ENDED

                        DECEMBER 31, 1995, 1994 AND 1993













































                            OXFORD FUTURES FUND, LTD.
                        (A Colorado Limited Partnership)

                                    CONTENTS
                       ==================================


                                                                            Page

Report of Independent Certified Public Accountants                           F-2

Statements of Financial Condition                                            F-3

Statements of Operations                                                     F-4

Statements of Changes in Partners' Capital                                   F-5

Statements of Cash Flows                                                     F-6

Notes to Financial Statements                                                F-7




































                                                                            F-1




            REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Partners
Oxford Futures Fund, Ltd.

We have audited the statements of financial condition of Oxford Futures Fund, Ltd. (A Colorado Limited Partnership) as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' capital, and cash flows for the years ended December 31, 1995, 1994 and 1993. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oxford Futures Fund, Ltd. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years ended December 31, 1995, 1994, and 1993, in conformity with generally accepted accounting principles.



                                                     Spicer, Jeffries & Co.


Denver, Colorado
February 8, 1996








                                                                            F-2








                             OXFORD FUTURES FUND, LTD.
                         (A Colorado Limited Partnership)

                         STATEMENTS OF FINANCIAL CONDITION
                         =================================

                                                          December 31,
                                                          ------------
                                                     1995              1994
                                                  -----------       -----------
                                      ASSETS
                                      ------


CASH                                              $    26 072       $     9 366

EQUITY IN COMMODITY FUTURES TRADING
   ACCOUNTS:
      Cash                                            867 665         1 511 122
      Unrealized gain on open commodity futures
         contracts (Note 1)                           175 313            95 481

INTEREST RECEIVABLE                                     3 147             6 036
                                                  -----------       -----------

                                                  $ 1 072 197       $ 1 622 005
                                                  ===========       ===========

                         LIABILITIES AND PARTNERS' CAPITAL
                         ---------------------------------

LIABILITIES:
   Brokerage commissions accrued on open
      commodity futures positions (Note 1)        $     4 895       $     6 168
   Accrued management and incentive fees (Note 3)      32 240            17 038
   Redemptions payable                                 11 953            26 954
   Accrued expenses                                     6 587             9 789
   Short options                                        8 400              -
                                                  -----------       -----------

         TOTAL LIABILITIES                             64 075            59 949
                                                  -----------       -----------
COMMITMENTS (Note 3)

PARTNERS' CAPITAL (Note 2):
   General Partners - 137.516 units outstanding        13 173            16 887
   Limited Partners - 10,386.450  and 12,578.302
      units outstanding                               994 949         1 545 169
                                                  -----------       -----------

         TOTAL PARTNERS' CAPITAL                    1 008 122         1 562 056
                                                  -----------       -----------

                                                  $ 1 072 197       $ 1 622 005
                                                  ===========       ===========


See accompanying notes to financial statements.                             F-3


                             OXFORD FUTURES FUND, LTD.
                         (A Colorado Limited Partnership)

                             STATEMENTS OF OPERATIONS
                             ========================


                                               Year Ended December 31,
                                     ------------------------------------------
                                        1995            1994           1993
                                     ------------   ------------   ------------
INCOME:
   Gains (losses) on trading of
      commodity futures contracts:
         Realized gains (losses) on
            closed positions         $   (297 255)  $    118 084   $    56 281
         Change in unrealized gains
            on open positions
            and options                    87 133       (103 940)      102 786
   Interest income                         51 547         70 150       119 213
                                     ------------   ------------   ------------

         Total income (loss)             (158 575)        84 294       278 280
                                     ------------   ------------   ------------

EXPENSES: (Note 3)
   Brokerage commissions and fees          70 522         86 606       141 520
   General Partner management fees         23 595         38 150        97 841
   Advisor management fees                 48 127         64 811       134 780
   Advisor incentive fees                  27 520          9 246        70 550
   Other                                    8 451         13 429        17 001
                                     ------------   ------------   ------------

         Total expenses                   178 215        212 242       461 692
                                     ------------   ------------   ------------

NET LOSS                             $   (336 790)  $   (127 948)  $  (183 412)
                                     ============   ============   ============

NET INCOME (LOSS) PER PARTNERSHIP
   UNIT (Note 1)                     $     (27.05)  $       6.22   $     (5.34)
                                     ============   ============   ============















See accompanying notes to financial statements.                             F-4


                            OXFORD FUTURES FUND, LTD.
                         (A Colorado Limited Partnership)

                    STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
               FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
               ====================================================


                                                     Limited          General
                                     Total           Partners         Partners
                                  -----------      -----------      -----------

BALANCES, December 31, 1992       $ 5 541 481      $ 5 364 951     $   176 530

   Redemption of 13,933.155
      limited partnership units   (1 684 332)       (1 684 332)           -

   Net loss                         (183 412)         (175 684)         (7 728)
                                  ----------       -----------      -----------

BALANCES, December 31, 1993        3 673 737         3 504 935         168 802

   Redemption of 18,787.256
      limited partnership units   (1 983 733)       (1 818 275)       (165 458)

   Net income (loss)                (127 948)         (141 491)         13 543
                                 -----------       -----------      -----------

BALANCES, December 31, 1994        1 562 056         1 545 169          16 887

   Redemption of 2,191.852
     partnership units              (217 144)         (217 144)           -

   Net loss                         (336 790)         (333 076)         (3 714)
                                 -----------       -----------      -----------

BALANCES, December 31, 1995      $ 1 008 122       $   994 949     $    13 173
                                 ===========       ===========     ============


NET ASSET VALUE PER UNIT:

   At December 31, 1992          $    121.96
                                 ===========

   At December 31, 1993          $    116.62
                                 ===========

   At December 31, 1994          $    122.84
                                 ===========

   At December 31, 1995          $     95.79
                                 ===========




See accompanying notes to financial statements.                             F-5


                             OXFORD FUTURES FUND, LTD.
                         (A Colorado Limited Partnership)

                             STATEMENTS OF CASH FLOWS
                            ===========================
                            INCREASE (DECREASE) IN CASH

                                                Year Ended December 31,
                                     ------------------------------------------
                                        1995            1994            1993
                                     -----------     -----------     ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                          $  (336 790)    $  (127 948)   $ (183 412)
   Adjustments to reconcile net
      loss to net cash provided
      by operating activities:
         Decrease in commodity
           futures trading
           account cash                  643 457       2 149 043     2 123 182
         (Increase) decrease in
           unrealized gain on
           open commodity
           futures contracts            (79 832)          83 308       (68 302)
         Decrease (increase) on
           long options                    -               5 940        (5 940)
         Decrease in interest
           receivable                     2 889            1 466         6 144
         Increase (decrease) in
           accrued management
            and incentive fees           15 202            2 292       (14 710)
         Increase (decrease) in
           brokerage commissions
            payable                      (1 273)          (2 602)          930
         Increase (decrease) in
           short options                  8 400             (500)          500
         Increase (decrease) in
           accrued expenses              (3 202)             289          (500)
                                    -----------      -----------     ----------

           Net cash provided by
              operating activities      248 851        2 111 288     1 857 892

CASH FLOWS USED IN FINANCING
   ACTIVITIES:
      Partner redemptions              (232 145)      (2 103 511)   (1 857 807)
                                     -----------     -----------     ----------

NET INCREASE IN CASH                     16 706            7 777            85

CASH, beginning of year                   9 366            1 589         1 504
                                    -----------      -----------     ----------

CASH, end of year                   $    26 072      $     9 366    $    1 589
                                    ===========      ===========     ==========



See accompanying notes to financial statements.                             F-6

                            OXFORD FUTURES FUND, LTD.
                         (A Colorado Limited Partnership)

                           NOTES TO FINANCIAL STATEMENTS
                           =============================

NOTE 1  -  SIGNIFICANT ACCOUNTING POLICIES
------------------------------------------

Open commodity futures contracts are valued at the closing market quotations on the last business day of the month.

Brokerage commissions on open commodity futures contracts are accrued on a full-turn basis.

The net asset value per unit at each valuation date is computed by dividing Partners' capital by the number of units outstanding.

Net income (loss) per Partnership unit is the difference between the computed net asset value per unit at the beginning and end of each period. The computations are based on unit values net of offering expenses.

Income and losses from the Partnership are allocated pro rata among the Partners based on their respective capital accounts as of the end of each month in which the items accrue.

The Partnership is not subject to federal income taxes; each Partner reports his allocable share of income, gain, loss, deductions or credits on his own income tax return.

NOTE 2  -  LIMITED PARTNERSHIP AGREEMENT
----------------------------------------

The Partnership was organized under the Colorado Uniform Limited Partnership Act on October 17, 1986. The Partnership began trading in August 1987. The Partnership will continue until December 31, 2026, unless terminated sooner as provided for in the Agreement of Limited Partnership.

The General Partners are required to invest in the Partnership the lesser of $100,000 or 3% of the total contributions to the Partnership by Limited Partners, but in any event an amount which will enable the General Partners to maintain a 1% interest in Partnership gain, loss, deductions or credits as a general partnership interest. As long as they act as the Partnership's General Partners they will maintain this required minimum investment. The General Partners may withdraw any interest they may have as General Partners in excess of this requirement, and may redeem any units of General Partner interest as of any month-end on the same terms as any Limited Partner, provided that no reduction will reduce General Partners' interest below their required contribution to the Partnership, as described above.

NOTE 3  -  CONTRACTS AND AGREEMENTS
-----------------------------------

Advisory Contracts
------------------

The Partnership's trading activities are conducted pursuant to advisory contracts with its commodity trading advisors ("Advisors"). Either the

                                                                            F-7
                              OXFORD FUTURES FUND, LTD.
                           (A Colorado Limited Partnership)

                           NOTES TO FINANCIAL STATEMENTS
                                    (Continued)
                           =============================

NOTE 3  -  CONTRACTS AND AGREEMENTS (continued)
-----------------------------------------------

Partnership or the Advisors may terminate their agreement upon written notice. During the term of the advisory contracts, the Partnership paid the Advisors a monthly management fee ranging from .083% to .25% of the assets allocated to them (as defined) as of the last day of each month, and a quarterly incentive fee equal to 15% - 20% of the Partnership's trading profits for each quarter. The monthly management fee is paid to the Advisors whether or not the Partnership has a profit. However, the quarterly incentive fee is payable only on cumulative profits achieved from commodity trading (as defined).

Brokerage Agreement
-------------------

The Partnership has entered into brokerage agreements with Bradford & Co., Incorporated ("Bradford"), one of the General Partners and with Refco, Inc. Bradford, which is not a clearing member of any exchange, clears its trades through LFG, LLC. The agreements provide that the Partnership shall pay brokerage commissions to the clearing brokers ranging from $15 to $60 per round-turn trade and any transaction fees imposed by an exchange, exchange clearing house or registered futures association with respect to the Partnership's transactions. Bradford remits a portion of the commissions it receives to the clearing broker, LFG, LLC and to the Selling Agent and Additional Sellers.

J. C. Bradford & Company, an affiliate of Bradford, was the selling agent in the offering of Partnership units. Rockwell Investments, Inc., an affiliate of Rockwell Futures Management, Inc. ("Rockwell"), one of the General Partners, sold units as an additional seller. The selling agent and additional sellers receive between 40% and 90% of the commissions paid to Bradford for their continuing commodity-related services to the Partnership and the Limited Partners.

The Partnership is paid interest monthly by Bradford on 80% of the Partnership's average net asset value at the average interest rate for 90-day U.S. Treasury Bills auctioned during the month.

The brokerage agreement with Bradford may be terminated by either party upon 30 calendar days written notice.

General Partner Management Fee
------------------------------

The Partnership will pay Rockwell a monthly management fee equal to 1/6 of 1% of the Partnership's management fee net asset value (as defined) as of the last day of each month. At December 31, 1995 and 1994, $1,754 and $2,677 was due Rockwell.


                                                                            F-8


                             OXFORD FUTURES FUND, LTD.
                         (A Colorado Limited Partnership)

                           NOTES TO FINANCIAL STATEMENTS
                                    (Continued)
                           =============================

NOTE 4  -  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET
           RISKS AND UNCERTAINTIES
-------------------------------------------------------

The Partnership participates in the speculative trading of commodity futures contracts, substantially all of which are subject to margin requirements. The minimum amount of margin required for each contract is set from time to time in response to various market factors by the respective exchanges. Further, the clearing broker has the right to require margin in excess of the minimum exchange requirement. Risk arises from changes in the value of these contracts (market risk) and the potential inability of brokers to perform under the terms of their contracts (credit risk).

The following table sets forth the averages, highs and lows for the Partnership's month-end net asset values and the monthly rates of return for the year ended December 31, 1995.


                                  Average            High           Low
                                -----------     -----------     -----------

    Net Asset Value            $ 1,152,462      $ 1,412,544     $   925,938

    Rate of Return                -1.92%            9.55%          -11.96%

At December 31, 1995, the notional value of open contracts held by the Partnership was:

                                                  Commitments to
                                                  --------------
                                           Purchase              Sell
                                         ------------         -----------

            Interest Rates               $ 10 353 778         $ 1 160 765
            Agricultural Commodities          860 071             240 253
            Foreign Currencies              3 496 200           2 382 995
            Metals                             -                  341 381
            Energy                            429 299               -
            Stock indices                     385 953           2 783 025
                                         ------------         -----------

                                         $ 15 525 301         $ 6 908 419
                                         ============         ===========

The notional value of open contract amounts in the above table represents the Partnership's market exposure in the particular class of instrument (except to the extent that the Partnership holds offsetting positions). All of the contracts currently traded by the Partnership are exchange traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over the counter transactions since, in over the counter transactions, the Partnership must rely solely on the credit of their
                                                                            F-9

                             OXFORD FUTURES FUND, LTD.
                         (A Colorado Limited Partnership)

                           NOTES TO FINANCIAL STATEMENTS
                                    (Concluded)
                           =============================

NOTE 4  -  FINANCIAL INSTRUMENTS WITH OFF  -  BALANCE SHEET
           RISKS AND UNCERTAINTIES (continued)
-----------------------------------------------------------

respective individual counterparties. However, if in the future, the Partnership were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any. The Partnership also has credit risk since the sole counterparty to all domestic futures contracts is the exchange clearing corporation. In addition, the Partnership bears the risk of financial failure by the clearing broker.

The Partnership's policy is to continuously monitor its exposure to market and counterparty risk through the use of a variety of financial, position and credit exposure reporting and control procedures. In addition, the Partnership has a policy of reviewing the credit standing of each clearing broker or counterparty with which it conducts business.

































                                                                           F-10