Form 10-Q
period 1996-03-31
OXFORD FUTURES FUND LTD
filed 1996-04-24
CIK 811100

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


            Quarterly Report Under Section 13 or 15(d)
             of the Securities Exchange Act of 1934


For quarter ended: March 31, 1996    Commission File: 0-16166


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


                    Yes   {x}             No   { }


      Units of Limited
    Partnership Interest                         9,830.059
    ____________________            _____________________________

      Title of Class                Outstanding at March 31, 1996


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

The Partnership's Net Asset Value per Unit was $70.114 as of March 31, 1996 and $95.793 and $86.718 as of December 31, 1995 and
September 30, 1995, respectively.

The Partnership is unaware of any unusual or infrequent events or transactions or significant economic changes which materially affected income from operations.


PART II--OTHER INFORMATION

Item 5.     Other Information

            None

Item 6.     Exhibits and Reports on Form 8-K

No reports on Form 8-K have been filed during the quarter ended
March 31, 1996.










                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Date: April 22, 1996.

                                 OXFORD FUTURES FUND, LTD.

                         By: Rockwell Futures Management, Inc.
                                one of its General Partners

                                   /s/ Robert J. Amedeo
                         By: _________________________________
                                Robert J. Amedeo, President
                                and Chief Executive Officer

                                   /s/ John L. Conner, Sr.
                         By: _________________________________
                                John L. Conner, Sr.
                                Secretary-Treasurer, Director
                                and Chief Financial Officer





































OXFORD FUTURES FUND, LTD.
(A Colorado Limited Partnership)
STATEMENTS OF FINANCIAL CONDITION

                          March 31, 1996         December 31, 1995
                            (Unaudited)
ASSETS

Cash in bank               $     1,863              $    26,072
Equity in commodity
 futures trading account
  Cash                         707,589                  867,665
  Unrealized gain on
   open commodity
   futures contracts             6,853                  175,313
Interest receivable              2,290                    3,147
                            __________               __________

                           $   718,595              $ 1,072,197
                            __________               __________
                            __________               __________

LIABILITIES AND PARTNERS' CAPITAL

Liabilities
  Short options            $     4,386              $     8,400
  Accrued management
   and incentive fees            3,580                   32,240
  Accrued administrative
   expenses                      4,220                    6,587
  Accrued brokerage
   commissions                   3,104                    4,895
  Redemptions payable           14,083                   11,953
                            __________               __________

Total Liabilities               29,373                   64,075
                            __________               __________


Partners' Capital              689,222                1,008,122
                            __________               __________

                               718,595                1,072,197
                            __________               __________
                            __________               __________

Net Asset Value
 per Unit                  $    70.114              $    95.793
                            __________               __________
                            __________               __________


Units Outstanding            9,830.059               10,523.966
                            __________               __________
                            __________               __________






OXFORD FUTURES FUND, LTD.
(A Colorado Limited Partnership)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
(Unaudited)

                                 1996                     1995

REVENUES

Realized tradings gains
  (losses)                 $   (72,612)             $   (13,361)
Increase (decrease) in
 unrealized trading gains     (171,911)                 (69,403)
Interest                         8,360                   14,397
                            ___________              ___________

                              (236,163)                 (68,367)
                            ___________              ___________

EXPENSES

Brokerage Commissions           14,805                   17,758
Management fees                 12,792                   21,101
Incentive fees                       0                      151
Administrative                   2,469                    3,142
                            ___________              ___________

                                30,066                   42,152
                            ___________              ___________

NET INCOME (LOSS)          $  (266,229)             $  (110,519)
                            ___________              ___________
                            ___________              ___________

Net Income (loss) per
 Partnership Unit          $   (25.679)             $    (8.688)
                            ___________              ___________
                            ___________              ___________





















OXFORD FUTURES FUND, LTD.
(A Colorado Limited Partnership)
STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash
FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
(Unaudited)


                                 1996                     1995
CASH FLOWS PROVIDED BY
 OPERATING ACTIVITIES

Net Loss                   $   (266,229)            $   (110,519)
Adjustments to reconcile
net loss to net cash
provided by operating
activities
  Commodity futures
   trading account
   cash                        160,076                  155,164
  Unrealized gain on
   open commodity
   futures contracts           168,460                   69,404
  Interest receivable              857                    2,468
  Short Options                 (4,014)                       0
  Accrued management and
   incentive fees              (28,660)                 (10,014)
  Accrued expenses              (2,367)                  (6,647)
  Commissions payable           (1,791)                  (2,027)
                            ___________              ___________


NET CASH PROVIDED BY
 OPERATING ACTIVITIES           26,332                   97,829
                            ___________              ___________

CASH FLOWS USED IN
 FINANCING ACTIVITIES:
  Limited partner
  redemptions                  (50,542)                (97,090)
                            ___________              ___________


NET INCREASE (DECREASE) IN
 CASH FOR THE PERIOD           (24,210)                     739


CASH, BEGINNING OF PERIOD       26,072                    9,366
                            ___________              ___________



CASH, END OF PERIOD        $     1,862              $    10,105
                            ___________              ___________
                            ___________              ___________





                   OXFORD FUTURES FUND, LTD.

                 NOTES TO FINANCIAL STATEMENTS



1. The financial information for the three months ended March 31, 1996 and 1995 is unaudited. However, in the opinion of the Partnership's management, they contain all adjustments (which consist solely of normal recurring adjustments) necessary for a fair presentations.

It is assumed that users of the interim financial information have read or have access to the Partnership's audited financial statements for the year ended December 31, 1995.


                   OXFORD FUTURES FUND, LTD.
                      INDEX TO EXHIBITS


FINANCIAL DATA SCHEDULE                                 EX-27