Form 10-Q
period 1996-06-30
OXFORD FUTURES FUND LTD
filed 1996-07-24
CIK 811100

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


            Quarterly Report Under Section 13 or 15(d)
             of the Securities Exchange Act of 1934


For quarter ended: June 30, 1996         Commission File: 0-16166


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

      Title of Class                 Outstanding at June 30, 1996


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

The Partnership's Net Asset Value per Unit was $75.362 as of June
30, 1996 and $70.114 and $95.793 as of March 31, 1996 and December
31, 1995 respectively.

The Partnership is unaware of any unusual or infrequent events or transactions or significant economic changes which materially affected income from operations.


PART II--OTHER INFORMATION

Item 5.     Other Information

            None

Item 6.     Exhibits and Reports on Form 8-K

No reports on Form 8-K have been filed during the quarter ended
June 30, 1996.










                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Date:   July 22, 1996  .

                                 OXFORD FUTURES FUND, LTD.

                         By: Rockwell Futures Management, Inc.
                                one of its General Partners

                                   /s/ Robert J. Amedeo
                         By: _________________________________
                                Robert J. Amedeo, President
                                and Chief Executive Officer

                                   /s/ John L. Conner, Sr.
                         By: _________________________________
                                John L. Conner, Sr.
                                Secretary-Treasurer, Director
                                and Chief Financial Officer





































OXFORD FUTURES FUND, LTD.
(A Colorado Limited Partnership)
STATEMENTS OF FINANCIAL CONDITION

                           June 30, 1996         December 31, 1995
                            (Unaudited)
ASSETS

Cash in bank               $     1,875              $    26,072
Equity in commodity
 futures trading account
  Cash                         753,848                  867,665
  Unrealized gain on
   open commodity
   futures contracts            (7,238)                 175,313
Interest receivable              2,495                    3,147
                            __________               __________

                           $   750,980              $ 1,072,197
                            __________               __________
                            __________               __________

LIABILITIES AND PARTNERS' CAPITAL

Liabilities
  Short options            $     5,240              $     8,400
  Accrued management
   and incentive fees            1,473                   32,240
  Accrued administrative
   expenses                      3,277                    6,587
  Accrued brokerage
   commissions                     181                    4,895
  Redemptions payable                0                   11,953
                            __________               __________

Total Liabilities               10,171                   64,075
                            __________               __________


Partners' Capital              740,809                1,008,122
                            __________               __________

                               750,980                1,072,197
                            __________               __________
                            __________               __________

Net Asset Value
 per Unit                  $    75.362               $   95.793
                            __________               __________
                            __________               __________


Units Outstanding            9,830.059               10,523.966
                            __________               __________
                            __________               __________







OXFORD FUTURES FUND, LTD.
(A Colorado Limited Partnership)
STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
(Unaudited)

                                 1996                     1995

REVENUES

Realized tradings gains
  (losses)                 $     2,639              $   (46,654)
Increase (decrease) in
 unrealized trading gains     (191,061)                (159,276)
Interest                        15,772                   30,784
                            ___________              ___________

                              (172,650)                (175,146)
                            ___________              ___________

EXPENSES

Brokerage Commissions           18,126                   35,360
Management fees                 18,537                   40,468
Incentive fees                       0                      716
Administrative                   5,329                    6,066
                            ___________              ___________

                                41,992                   82,610
                            ___________              ___________

NET INCOME (LOSS)          $  (214,642)             $  (257,756)
                            ___________              ___________
                            ___________              ___________

Net Income (loss) per
 Partnership Unit          $   (20.431)             $   (20.907)
                            ___________              ___________
                            ___________              ___________





















OXFORD FUTURES FUND, LTD.
(A Colorado Limited Partnership)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
(Unaudited)

                                 1996                     1995

REVENUES

Realized tradings gains
  (losses)                 $    75,251              $   (33,293)
Increase (decrease) in
 unrealized trading gains      (19,150)                 (89,873)
Interest                         7,412                   16,387
                            ___________              ___________

                                63,513                 (106,779)
                            ___________              ___________

EXPENSES

Brokerage Commissions            3,321                   17,602
Management fees                  5,745                   19,367
Incentive fees                       0                      565
Administrative                   2,860                    2,924
                            ___________              ___________

                                11,926                   40,458
                            ___________              ___________

NET INCOME (LOSS)          $    51,587              $  (147,237)
                            ___________              ___________
                            ___________              ___________

Net Income (loss) per
 Partnership Unit          $     5.248              $   (12.219)
                            ___________              ___________
                            ___________              ___________





















OXFORD FUTURES FUND, LTD.
(A Colorado Limited Partnership)
STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash
FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
(Unaudited)


                                 1996                     1995
CASH FLOWS PROVIDED BY
 OPERATING ACTIVITIES

Net Loss                   $  (214,642)             $  (257,756)
Adjustments to reconcile
net loss to net cash
provided by operating
activities
  Commodity futures
   trading account
   cash                        113,817                  223,775
  Unrealized gain on
   open commodity
   futures contracts           182,551                  159,276
  Short Options                 (3,160)                       0
  Interest receivable              653                    1,723
  Accrued management and
   incentive fees              (30,766)                 (10,258)
  Accrued expenses              (3,310)                  (4,715)
  Commissions payable           (4,715)                  (1,564)
                             __________               __________


NET CASH PROVIDED BY
 OPERATING ACTIVITIES           40,428                  110,481
                             __________               __________

CASH FLOWS USED IN
 FINANCING ACTIVITIES:
  Limited partner
  redemptions                  (64,625)                (109,849)
                             __________               __________



NET INCREASE/DECREASE IN
 CASH FOR THE PERIOD           (24,197)                     632


CASH, BEGINNING OF PERIOD       26,072                    9,366
                             __________               __________



CASH, END OF PERIOD        $     1,875              $     9,998
                             __________               __________
                             __________               __________





                   OXFORD FUTURES FUND, LTD.

                 NOTES TO FINANCIAL STATEMENTS



1. The financial information for the six months ended June 30, 1996 and 1995 is unaudited. However, in the opinion of the Partnership's management, they contain all adjustments (which consist solely of normal recurring adjustments) necessary for a fair presentations.

It is assumed that users of the interim financial information have read or have access to the Partnership's audited financial statements for the year ended December 31, 1995.


                   OXFORD FUTURES FUND, LTD.
                      INDEX TO EXHIBITS


FINANCIAL DATA SCHEDULE                                 EX-27