Form 10-Q
period 1996-09-30
OXFORD FUTURES FUND LTD
filed 1996-10-22
CIK 811100

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


            Quarterly Report Under Section 13 or 15(d)
             of the Securities Exchange Act of 1934


For quarter ended: September 30, 1996    Commission File: 0-16166


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


                    Yes   {x}             No   { }


      Units of Limited
    Partnership Interest                        9,737.254
    ____________________            _____________________________

      Title of Class              Outstanding at September 30, 1996


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

The Partnership's Net Asset Value per Unit was $77.236 as of
September 30, 1996, $75.362 as of June 30, 1996 and $70.114 as of
March 31, 1996.

The Partnership is unaware of any unusual or infrequent events or transactions or significant economic changes which materially affected income from operations.


PART II--OTHER INFORMATION

Item 5.     Other Information

            None

Item 6.     Exhibits and Reports on Form 8-K

No reports on Form 8-K have been filed during the quarter ended
September 30, 1996.










                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Date:   October 18, 1996  .

                                 OXFORD FUTURES FUND, LTD.

                         By: Rockwell Futures Management, Inc.
                                one of its General Partners

                                   /s/ Robert J. Amedeo
                         By: _________________________________
                                Robert J. Amedeo, President
                                and Chief Executive Officer

                                   /s/ John L. Conner, Sr.
                         By: _________________________________
                                John L. Conner, Sr.
                                Secretary-Treasurer, Director
                                and Chief Financial Officer





































OXFORD FUTURES FUND, LTD.
(A Colorado Limited Partnership)
STATEMENTS OF FINANCIAL CONDITION

                       September 30, 1996         December 31, 1995
                            (Unaudited)
ASSETS

Cash in bank               $     2,989              $    26,072
Equity in commodity
 futures trading account
  Cash                         756,939                  867,665
  Unrealized gain on
   open commodity
   futures contracts             2,970                  175,313
Interest receivable              2,563                    3,147
                            __________               __________

                           $   765,461              $ 1,072,197
                            __________               __________
                            __________               __________

LIABILITIES AND PARTNERS' CAPITAL

Liabilities
  Short options            $     6,000              $     8,400
  Accrued management
   and incentive fees            2,463                   32,240
  Accrued administrative
   expenses                      4,755                    6,587
  Accrued brokerage
   commissions                     181                    4,895
  Redemptions payable                0                   11,953
                            __________               __________

Total Liabilities               13,399                   64,075
                            __________               __________


Partners' Capital              752,062                1,008,122
                            __________               __________

                               765,461                1,072,197
                            __________               __________
                            __________               __________

Net Asset Value
 per Unit                  $    77.236               $   95.793
                            __________               __________
                            __________               __________


Units Outstanding            9,737.254               10,523.966
                            __________               __________
                            __________               __________







OXFORD FUTURES FUND, LTD.
(A Colorado Limited Partnership)
STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
(Unaudited)

                                 1996                     1995

REVENUES

Realized tradings gains
  (losses)                 $     9,418              $  (279,205)
Increase (decrease) in
 unrealized trading gains     (177,243)                 (77,104)
Interest                        23,490                   42,242
                            ___________              ___________

                              (144,335)                (314,067)
                            ___________              ___________

EXPENSES

Brokerage Commissions           20,890                   53,229
Management fees                 23,063                   56,416
Incentive fees                     950                      716
Administrative                   7,084                    9,064
                            ___________              ___________

                                51,987                  119,425
                            ___________              ___________

NET INCOME (LOSS)          $  (196,322)             $  (433,492)
                            ___________              ___________
                            ___________              ___________

Net Income (loss) per
 Partnership Unit          $   (18.557)             $   (36.125)
                            ___________              ___________
                            ___________              ___________





















OXFORD FUTURES FUND, LTD.
(A Colorado Limited Partnership)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
(Unaudited)

                                 1996                     1995

REVENUES

Realized tradings gains
  (losses)                 $     6,779              $  (232,551)
Increase (decrease) in
 unrealized trading gains       13,818                   82,172
Interest                         7,718                   11,458
                            ___________              ___________

                                28,315                 (138,921)
                            ___________              ___________

EXPENSES

Brokerage Commissions            2,764                   17,869
Management fees                  4,526                   15,948
Incentive fees                     950                        0
Administrative                   1,755                    2,998
                            ___________              ___________

                                 9,995                   36,815
                            ___________              ___________

NET INCOME (LOSS)          $    18,320              $  (175,736)
                            ___________              ___________
                            ___________              ___________

Net Income (loss) per
 Partnership Unit          $     1.874              $   (15.218)
                            ___________              ___________
                            ___________              ___________





















OXFORD FUTURES FUND, LTD.
(A Colorado Limited Partnership)
STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
(Unaudited)


                                 1996                     1995
CASH FLOWS PROVIDED BY
 OPERATING ACTIVITIES

Net Loss                   $  (196,322)             $  (433,492)
Adjustments to reconcile
net loss to net cash
provided by operating
activities
  Commodity futures
   trading account
   cash                        110,726                  562,570
  Unrealized gain on
   open commodity
   futures contracts           172,343                   80,542
  Short Options                 (2,400)                   5,063
  Interest receivable              584                    2,604
  Accrued management and
   incentive fees              (29,776)                 (12,016)
  Accrued expenses              (1,832)                  (1,990)
  Commissions payable           (4,715)                  (2,241)
                             __________               __________


NET CASH PROVIDED BY
 OPERATING ACTIVITIES           48,608                  201,040
                             __________               __________

CASH FLOWS USED IN
 FINANCING ACTIVITIES:
  Limited partner
  redemptions                  (71,692)                (167,017)
                             __________               __________



NET INCREASE/DECREASE IN
 CASH FOR THE PERIOD           (23,084)                  34,023


CASH, BEGINNING OF PERIOD       26,072                    9,366
                             __________               __________



CASH, END OF PERIOD        $     2,988              $    43,389
                             __________               __________
                             __________               __________





                   OXFORD FUTURES FUND, LTD.

                 NOTES TO FINANCIAL STATEMENTS



1. The financial information for the nine months ended September 30, 1996 and 1995 is unaudited. However, in the opinion of the Partnership's management, they contain all adjustments (which consist solely of normal recurring adjustments) necessary for a fair presentations.

It is assumed that users of the interim financial information have read or have access to the Partnership's audited financial statements for the year ended December 31, 1995.


                   OXFORD FUTURES FUND, LTD.
                      INDEX TO EXHIBITS


FINANCIAL DATA SCHEDULE                                 EX-27