Form 10-K
period 1996-12-31
OXFORD FUTURES FUND LTD
filed 1997-03-26
CIK 811100

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                     FORM 10-K

                   ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

{x}                 For the Fiscal Year Ended December 31, 1996

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

          1202 Bergen Parkway, Suite 212
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

                    Yes   {x}             No   { }

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. {x}

The Partnership has no voting stock. As of December 31, 1996 there were 8,730.203 Units issued and outstanding.

Total number of pages: 64.  Consecutive page numbers on which exhibits commence:19

                     DOCUMENTS INCORPORATED BY REFERENCE


     Prospectus dated April 14, 1987 included within the Registration Statement on Form S-18 (File No. 33-12190-D), incorporated by reference into Parts I, II, III and IV.

     Prospectus dated October 6, 1987 included within the Registration Statement on Form S-1 (File No. 33-16807), incorporated by reference into Parts I and II.

     Annual Report on Form 10-K for the years ended December 31, 1987, 1988, 1989, 1990, 1991, 1992, 1993, 1994, and 1995 incorporated by reference into
Part IV.














































                                    PART I
Item 1.   Business
          ________

     Oxford Futures Fund, Ltd. (the Partnership) is a limited partnership which was organized on October 17, 1986 under the Colorado Uniform Limited Partnership Act. The Partnership engages in the speculative trading of commodity futures contracts on U.S. and foreign exchanges and possibly, in the future, other commodity contracts, including forward contracts. Bradford & Co., Incorporated (Bradford) and Refco, Inc. (Refco) were the Partnership's commodity brokers until April, 1996 when the Partnership terminated its relationship with Refco. Bradford clears the Partnership's futures trades through its clearing broker, LFG, L.L.C. (LFG). In January, 1997, the Partnership also entered into a brokerage agreement with E.D. & F Man International, Inc. (Man). Rockwell Futures Management, Inc.(Rockwell) and Bradford (collectively the General Partners) are the general partners. From inception until September 30, 1991, Mint Investment Management Company (Mint) was the sole trading advisor. As of October 1, 1991, the Partnership allocated a portion of its assets to Northfield Trading L.P. (Northfield). As of December 31, 1992, the advisory contract with Mint was terminated and Campbell & Company, Inc. (Campbell) and FX 500, Ltd. (FX 500) were allocated a portion of the Partnership's assets. As of March 10, 1993, the advisory contract with Northfield was terminated. CCA Capital Management, Inc. (CCA) was added to the Partnership as of March 25, 1993 and the assets previously traded by Northfield were allocated to CCA. Effective August 31, 1995, the advisory contract with Campbell was terminated. As of September 11, 1995, Yu-Dee Chang and Company, Inc., CTA, dba Capital Asset Management (Chang) was allocated a portion of the Partnership's assets. Effective February 6, 1996 the Advisory Agreement with FX 500 was terminated. On April 17, 1996 the advisory contract with CCA was terminated when the Partnership was advised by CCA that it intended to terminate its operations. In May, 1996 a portion of the assets traded by CCA were allocated to Mark Aune, CTA. Aune and Chang acted as the Partnership's sole advisors until December, 1996 when the advisory contract with Chang was terminated. In January, 1997 the assets traded by Chang were allocated to Hampton Investors, Inc. (Hampton) and Willowbridge Associates, Inc.(Willowbridge).

     The Brokerage Agreements with Bradford and Man are terminable by either party upon written notice. The Advisory Agreements with Aune, Willowbridge and Hampton may be terminated by any party upon written notice. Upon termination of such agreements, the General Partners will be required to renegotiate such agreements or make other arrangements for providing such services if the Partnership intends to continue trading in commodity futures contracts.

     Willowbridge receives a monthly management fee equal to 1/12 of 1% of the Partnership's Allocated Assets (as defined in the Advisory Agreement) and a quarterly incentive fee of 25% of the Partnership's Trading Profits, as determined by a formula set forth in the Advisory Agreement. Hampton receives a monthly management fee equal to 1/12 of 1% of the Partnership's Allocated Assets (as defined in the Advisory Agreement) and a quarterly incentive fee of 23% of the Partnership's Trading Profits, as determined by a formula set forth in the Advisory Agreement. Aune receives a quarterly incentive fee equal to 20% of the Partnership's Trading Profits, as determined by a formula set forth in the Advisory Agreement. Should an incentive payment be made to an Advisor, and the value of the Assets managed by it thereafter decline, it will nevertheless retain such payment. Moreover, because incentive fees are assessed on a quarterly basis, such fees may be paid to an Advisor even though the Assets of the Partnership decline in value over a fiscal year. The Partnership also pays Rockwell a monthly management fee equal to 1/6 of 1% of the Partnership's month-end Management Fee Net Asset Value.

     The General Partners administer the business and affairs of the Partnership other than the selection of commodity transactions. The Advisors select all commodities transactions. Neither Hampton nor Willowbridge are affiliated with the General Partners within the meaning of the rules promulgated by the Securities and Exchange Commission. Aune is an employee of Bradford. The Partnership has no employees.

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

Regulation

     Under the Commodity Exchange Act, as amended (the Act), commodity exchanges and commodity futures trading are subject to regulation by the Commodity Futures Trading Commission (the CFTC). The National Futures Association (NFA), a "registered futures association" under the Act, is the only non-exchange self-regulatory organization for commodity industry professionals. The CFTC has delegated to the NFA responsibility for the registration of "commodity trading advisors," "commodity pool operators," "futures commission merchants," "introducing brokers" and their respective associated persons and "floor brokers." The Act requires "commodity pool operators" such as the General Partners, "commodity trading advisors" such as the Advisors, and commodity brokers or "futures commission merchants" such as Bradford to be registered and to comply with various reporting and record keeping requirements. Rockwell, the Advisors, Bradford and Man are all members of the NFA. The CFTC may suspend a commodity pool operator's or trading advisor's registration if it finds that its trading practices tend to disrupt orderly market conditions or in certain other situations. In the event that the General Partners' registration as commodity pool operators or the Advisors' registrations as a commodity trading advisors were terminated or suspended, the General Partners and the Advisors, respectively, would be unable to continue to manage the business of the Partnership. Should the General Partners' registration be suspended, termination of the Partnership might result. The Act also requires Bradford, in its capacity as a commodity broker, to be registered as a "futures commission merchant."

     As members of the NFA, Rockwell, the Advisors, Bradford and Man are subject to NFA standards relating to fair trade practices, financial condition and customer protection. As the self-regulatory body of the futures industry, the NFA promulgates rules governing the conduct of commodity professionals and disciplines those professionals which do not comply with such standards.

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

     As of January 17, 1997, the Partnership's trading advisors were Aune, Willowbridge and Hampton. The following is a brief description of their trading strategies:

     Mark Aune, CTA

     Mark D. Aune is a sole proprietor and has been acting as a trading advisor since December, 1986. Mr. Aune currently offers a diversified trading program to clients, utilizing a number of systemized trend following strategies which are technical in nature. Commodity groups that will be included are currencies, financials, foods, grains, precious metals and petroleum products.

     Hampton Investors Inc.

     Hampton Investors Inc. is a New York corporation and has been acting as an Investment Advisor since 1985, and as a Commodity Trading Advisor since August, 1995. Hampton offers an S&P 500 only trading program to clients, utilizing a systematic strategy which is totally technical and mechanical in nature.

     Willowbridge Associates Inc.

     Willowbridge Associates Inc. (Willowbridge) primarily trades a diversified portfolio of futures. Willowbridge utilizes a computerized technical trading system in making its trading decisions.

     Rockwell is the sole general partner of a number of other commodity pools that are currently trading. As of December 31, 1996, Rockwell and Bradford are co-general partners of Cumberland Futures Fund, Ltd., DEC Futures Fund, Ltd., and Polaris Futures Fund, Ltd.

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

Item 4.   Submission of Matters to a Vote of Security Holders
          ___________________________________________________

          None.

                                      PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters
          _____________________________________________________________________

     Units of Limited Partnership Interest are not publicly traded. Units may be transferred or redeemed subject to the conditions imposed by the Agreement of Limited Partnership. As of December 31, 1996 and as of December 31, 1995, there were, respectively, 117 and 136 Limited Partners in the Partnership and 8,730.203 and 10,523.966 total Units outstanding.

     The General Partners have sole discretion in determining what distributions, if any, the Partnership will make to its Unit holders. The General Partners have not made any distributions as of the date hereof.

Item 6.   Selected Financial Data
          _______________________

     Following is a summary of selected financial data of the Partnership.

                        1996      1995       1994      1993        1992

Total Income (Loss) $(182,253) $( 158,575)  $84,294   $278,280 $(1,431,474)
Net Income (Loss)    (244,123)   (336,790) (127,948)  (183,412) (2,408,831)
Net Income (Loss)
  per Unit             (23.51)     (27.05)     6.22      (5.34)     (35.69)
Total Assets          701,582   1,072,197 1,622,005  3,853,985   5,908,984
Partners' Capital     631,022   1,008,122 1,562,056  3,673,737   5,541,481
Net Asset Value
  per Unit              72.28       95.79    122.84     116.62      121.96
Distribution              --          --        --         --          --

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation
          ___________________________________________________________

     Reference is made to Item 6, Selected Financial Data. The information contained therein is essential to, and should be read in conjunction with, the following analysis:



Capital Resources

     The Partnership will raise additional capital only through the sale of Units offered pursuant to subsequent offering, and does not intend to raise any additional capital through borrowing. Due to the nature of the Partnership's business, it will make no capital expenditures and will have no capital assets which are not operating capital or assets. The Partnership is currently closed to new investors, and no units were offered in 1996.

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

     1996 saw a continuation of a strong bull market for stocks. However, there were also significant price moves in other markets. Expectations of a drought in the spring of 1996 prompted a large price increase in grains, taking corn and wheat to record price levels by summer. Energy futures prices also set records with natural gas posting an all time price high in December. Crude oil futures prices also spiked in the last quarter reaching almost $27 per barrel for the first time since the Persian Gulf War.

     On the short side, copper prices collapsed, losing almost 35% in two months in the wake of the Sumitomo Corporation scandal. Similarly, the price of gold declined to under $370 as slow growth kept inflation low.

     The dollar rose against all of the major European currencies and against the Japanese Yen. Bond prices were volatile with the 30 year U.S. government bond starting the year at 5.95%, moving as high as 7.2% in July and finishing the year at 6.64%.

      These volatile markets did not present winning opportunities for any of the Partnership's traders. Indeed all of the Partnership's traders lost money in 1996. In 1996, realized and unrealized trading losses totalled approximately $213,000. This total results from $110,000 in losses from CCA, a $9,000 loss from Chang, losses of $66,000 from FX 500, and a loss of $28,000 from Aune. Contracts traded by CCA include commodities (agricultural, metals, etc.), interest rates and currencies on both domestic and foreign exchanges. Contracts traded by Chang include currencies, petroleum products and stock indices. FX 500 traded only futures contracts based upon the S&P 500 index. Contracts traded by Aune included currencies, interest rates, energies and agricultural commodities. The Partnership had no open positions on December 31, 1996.

    In 1995, realized and unrealized trading losses totalled approximately $210,000. This total results from $217,000 in profits from CCA, $8,000 in losses from Chang, losses of $449,000 from FX 500 and profits of $30,000 from Campbell.

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

     The decline in Partnership assets in 1996 was due to investor redemptions and trading losses as described above. Investor redemptions totaled approximately $2,334,000 during the three years ended December 31, 1996. Redemptions totaled $133,000, $217,000 and $1,984,000 during 1996, 1995, and
1994, respectively. Investors may redeem Units at the end of any month. There is no way to predict the amount of future redemptions or, as is noted above, to predict the profitability of trading. Redemptions and trading losses reduce the capital available for trading.

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

     The following table sets forth the averages, highs and lows for the Partnership's month-end net asset values and the monthly rates of return for the year ended December 31, 1996.

                                Average         High            Low
                              -----------    -----------    ----------

     Net Asset Value          $ 751,871      $ 989,992     $ 631,022

     Rate of Return               -2.05%         10.61%       -21.24%


At December 31, 1996, the Partnership had no open positions. At that time the systems used by the Partnership's trading advisors were neutral.

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

     Rockwell Futures Management, Inc.   Rockwell has been registered as a
commodity pool operator with the Commodity Futures Trading Commission (CFTC) and has been a member of the National Futures Association (NFA) since December 1985. Rockwell's main business address and telephone number are 1202 Bergen Parkway, Suite 212, Evergreen, Colorado 80439, 303/674-1328. Rockwell's principals are Robert J. Amedeo and John L. Conner, Sr.

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

Item 11.  Executive Compensation
          ______________________

     The Partnership is managed by its General Partners, Rockwell Futures Management, Inc. and Bradford & Co., Incorporated. Rockwell receives a monthly management fee of 1/6 of 1% of the Partnership's month-end Management Fee Net Asset Value. Bradford receives no management fee. For the year ending December 31, 1996, the Partnership incurred fees to Rockwell in the amount of $15,312.

     Bradford and Refco acted as the commodity brokers for the Partnership during 1996 and received commissions as their compensation. Bradford has clearing arrangements with LFG (formerly with Refco), who is responsible on certain exchanges or markets for transaction execution and clearance of futures contracts (and options, if traded) as well as for certain administrative duties.

     The brokerage rate paid by the Partnership to Bradford for trades entered by Chang on the Partnership's behalf was $30 per contract on a round-turn basis plus NFA fees. For trades entered by FX 500 and Aune on the Partnership's behalf, the Partnership paid Bradford $17, and $30, respectively, per round-
turn trade, plus NFA fees.   Bradford pays the Clearing Broker $7.25 to $12.50
per contract on a round-turn basis. For trades entered by CCA on the Partnership's behalf, the Partnership paid Refco $30 per round-turn trade plus NFA fees. For the period ended December 31, 1996, the Partnership incurred $24,838 in brokerage commissions of which a portion was retained by Bradford. In 1997, the Partnership also pays Man $25 per round turn trade for trades entered by Willowbridge and pays Bradford $30 per round turn trade for trades entered by Hampton. A portion of brokerage commissions was paid to the Clearing Brokers and underwriters of the Partnership Units who are registered with the Commodity Futures Trading Commission for their continuing services to the Partnership. Bradford pays to the Partnership monthly interest based on 80% of the equity of the Partnership's trading account at the 90-day U.S. treasury bill rate. Bradford retains any amounts earned in excess of such rate.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          ______________________________________________________________

     (a) Security Ownership of Certain Beneficial Owners. As of December 31, 1996 a total of 8,730.203 Units of Limited Partnership interests are issued and outstanding and are held by 117 Limited Partners. No limited partner owned 5% or more of the outstanding Units.

     (b) Security Ownership of Management. Rockwell and Bradford owned 1.015 and 136.501 General Partnership Units, respectively, as of December 31, 1996 having an aggregate value of $73.36 and $9,866.29, respectively, which is approximately .01% and 1.56% of the Net Asset Value of the Partnership. Rockwell and Bradford did not own any Limited Partnership Units as of December 31, 1996.

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

               10.3 Advisory Contract, dated March 24, 1987, between the Partnership, Rockwell Futures Management, Inc., J.C. Bradford Futures, Inc. and Mint Investment Management Company. (b)

               10.4 Supplement to Advisory Contract, dated August 10, 1987, between the Partnership, Rockwell Futures Management, Inc., J.C. Bradford Futures, Inc. and Mint Investment Management Company. (b)

               10.5 Selling Agreement, dated October 6, 1987, between the Partnership, Rockwell Futures Management, Inc., J. C. Bradford Futures, Inc., Mint Investment Management Company, Stotler and Company, E.D. & F. Man International Futures, Inc. and J.C. Bradford & Co., Inc. (b)

               10.6 Advisory Contract, dated September 26, 1991, between the Partnership, Rockwell Futures Management, Inc., J.C. Bradford & Co., Incorporated and Northfield Trading, L.P. (e)

               10.7 Amendment, dated September 30, 1991, to the March 24, 1987 Advisory Contract, as amended, among Mint Investment Management Company, the Partnership, Rockwell Futures Management, Inc. and J.C. Bradford & Co., Incorporated. (e)

               10.8 Advisory Contract dated December 15, 1992, and Amendment dated January 29, 1993, between the Partnership, Rockwell Futures Management, Inc., Bradford & Co.,Incorporated and Campbell & Company, Inc. (f)

               10.9 Advisory Contract dated December 15, 1992, between the Partnership, Rockwell Futures Management, Inc., Bradford & Co., Incorporated and FX 500, LTD. (f)

               10.10 Advisory contract dated March 25, 1993 between the Partnership, Rockwell Futures Management, Inc., Bradford & Co., Incorporated and CCA Capital Management, Inc. (g)

               10.11 Advisory contract dated September 7, 1995 between the Partnership, Rockwell Futures Management, Inc., Bradford & Co., Incorporated and Yu-Dee Chang and Company, Inc., CTA doing business as Capital Asset Management. (h)

               10.12 Advisory Contract dated April 30, 1996 between the Partnership, Rockwell Futures Management, Inc., Bradford & Co., Incorporated and Mark Aune, CTA. (i)

               10.13 Advisory contract dated January 9, 1997 between the Partnership, Rockwell Futures Management, Inc., Bradford & Co., Incorporated and Hampton Investors Inc. (j)

               10.14 Advisory contract dated January 13, 1997 between the Partnership, Rockwell Futures Management, Inc., Bradford & Co., Incorporated and Willowbridge Associates Inc. (k)

          (27) Financial Data Schedule (h)

          (99) Additional Exhibits

               99.1      Prospectus dated April 14, 1987. (a)

               99.2      Prospectus dated October 6, 1987. (c)

               99.3 Amendment to Certificate of Limited Partnership dated December 14, 1989 and Second Amendment to Agreement of Limited Partnership. (d)

               99.4      Amendment to Commodities Brokerage Agreement. (d)

               99.5      Amendment to Advisory Contract. (d)

               99.6      Open commodity positions on December 31, 1995.  (h)

               99.7      Open commodity positions on December 31, 1996.  (i)

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

          (h) Exhibits 10.11 and 99.6 are incorporated by reference from the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995.

          (i) Exhibits 10.12, 10.13, 10.14, 27, and 99.7 are attached hereto and made part of this Report on Form 10-K for the year ended December 31, 1996.

(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended December 31, 1996.















































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


                                        OXFORD FUTURES FUND, LTD.

                                        By:  Rockwell Futures Management, Inc.
                                        one of its General Partners



Date:  March 21, 1997                   By:  /s/ Robert J. Amedeo
       ______________                   _________________________________
                                        Robert J. Amedeo, President



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the date indicated.


Date:  March 21, 1997                   By:  /s/ Robert J. Amedeo
       ______________                   _________________________________
                                        Robert J. Amedeo
                                        President, Director and
                                        Chief Executive Officer
                                        Rockwell Futures Management, Inc.
                                        (a General Partner)

Date:  March 21, 1997                   By:  /s/ John L. Conner, Sr.
       ______________                   _________________________________
                                        John L. Conner, Sr.
                                        Secretary, Treasurer, Director
                                        and Chief Financial Officer
                                        Rockwell Futures Management, Inc.
                                        (a General Partner)




















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

                                        OXFORD FUTURES FUND, LTD.

                                        By:  Bradford & Co., Incorporated
                                        one of its General Partners


Date:  March 21, 1997                   By: /s/ W. Lucas Simons
       ______________                   _________________________________
                                        W. Lucas Simons, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the date indicated.


Date:  March 21, 1997                   By: /s/ W. Lucas Simons
       ______________                   _________________________________
                                        W. Lucas Simons
                                        President and Director
                                        Bradford & Co., Incorporated
                                        (a General Partner)

Date:  March 21, 1997                   By: /s/ C. Taxon Malott
       ______________                   _________________________________
                                        C. Taxon Malott
                                        Vice President and Director
                                        Bradford & Co., Incorporated
                                        (a General Partner)

Date:  March 21, 1997                   By: /s/ Randall R. Harness
       ______________                   _________________________________
                                        Randall R. Harness
                                        Vice President and Sec./Treas.
                                        Bradford & Co., Incorporated
                                        (a General Partner)



















                            OXFORD FUTURES FUND, LTD.
                                 INDEX TO EXHIBITS

Exhibit
_______

10.12     Mark Aune, CTA Advisory Agreement.

10.13     Hampton Investors Inc., CTA Advisory Agreement.

10.14     Willowbridge Associates Inc., CTA Advisory Agreement.

27        Financial Data Schedule

99.7      Open commodity positions on December 31, 1996.














































                             OXFORD FUTURES FUND, LTD.            EXHIBIT 10.12

                                 Advisory Contract


     This agreement made as of this 30th day of April, 1996 by and among Oxford Futures Fund, Ltd. (the Partnership), Rockwell Futures Management, Inc., an Arkansas corporation (Rockwell), Bradford & Co., Incorporated, a Tennessee corporation (Bradford) (collectively, Rockwell and Bradford are referred to as the General Partners) and Mark D. Aune, a sole proprietor (the Advisor), is made on the following premises, terms and conditions:


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


     NOW, THEREFORE, the parties hereto agree as follows:


                                    AGREEMENTS

     1. Receipt of Disclosure Document. The General Partners acknowledge receipt of the Advisor's Disclosure Document dated September 16, 1995 filed with the CFTC (the Disclosure Document).

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

          (c) The Advisor has the full power and authority to enter into this agreement.

          (d) The information contained in the Advisor's Disclosure Document required under the Commodity Exchange Act (CEA), the Commodity Regulations applicable to it, and NFA Rules, as delivered to the General Partners and the information about the Advisor, its principals, operations and past performance furnished by the Advisor is true, accurate, and complete in all material respects and does not contain any misleading or untrue statement of a material fact or any omission to state a material fact required to be stated therein or necessary to make the statements therein not misleading. The Disclosure Document complies in all material respects with the CEA, the Commodity Regulations applicable to it, and NFA Rules. Except as otherwise disclosed in the Disclosure Document, the actual performance of all accounts directed by the Advisor and its principals during the period of time covered by the Advisor's performance table(s) contained therein is reflected therein in full conformity with the requirements of the Commodity Regulations applicable to it and NFA Rules and the performance data and the explanations and footnotes thereto are fairly presented and are true, correct, and complete in all material respects.

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

          (f) The General Partners and the Partnership will make all disclosures required by law pertaining to the selection of the Advisor as a trading advisor for the Partnership and will distribute to limited partners information about the Advisor, including the September 16, 1995 Disclosure Document required under the CEA and Commodity Regulations. The Advisor shall not be responsible for any information in that notice that is inconsistent with the Advisor's Disclosure Document.

          (g) Initially, the Advisor will be allocated a $250,000 account level, of which $200,000 will be notional funds.

          (h) At the time assets are allocated to the Advisor, such assets will be in the form of cash, Treasury bills, and/or notional funds.

          (i) The Partnership's registration statement was declared effective by the Securities and Exchange Commission and the states in which it was offered and no order terminating or withdrawing such registration has been issued.

          (j) There are no material actions pending or threatened against the General Partners or the Partnership.

          (k) The Partnership has been and will be operated in compliance with all applicable laws and NFA Rules.

     3. Duties of the Advisor. Upon the commencement of trading operations by the Advisor, the Advisor shall have sole authority and responsibility independent of any other advisor retained by the Partnership for directing the investment and reinvestment in Commodity Interests, for the period set forth in this agreement and in accordance with the trading policies and strategies set forth in the Prospectus and trading system set forth in the Advisor's Disclosure Document with respect to the assets allocated to the Advisor of the Partnership. If the General Partners, in their sole discretion, determine that any trading instructions issued by the Advisor violate those trading policies, then upon prior notice to the Advisor, the General Partners may cause any position placed in violation to be reversed. The Advisor will exercise its best efforts in determining the trades in commodity interests with respect to the Partnership's assets allocated to it. The Advisor has advised the Partnership that the past performance of the Advisor and its principals as set forth in its Disclosure Document is the result of the Advisor's trading methods as modified and refined from time to time. Material changes in those trading methods will not be made without prior written notice to the General Partners. Changes in Commodity Interests traded shall not be deemed material changes in trading policies. All commissions and expenses arising from the trading of, or other transactions in the course of the administration of, the Partnership's account shall be charged to the Partnership's account. Prior to the commencement of commodity trading by the Partnership, the General Partners shall deliver to the Advisor, and renew when necessary, a Commodity Trading Authorization appointing the Advisor the Partnership's sole agent and attorney-in-fact for such purpose. All trades for the account of the Partnership shall be made through the commodity broker or brokers as the General Partners direct. The Partnership's account is carried at Bradford & Co., Incorporated and all trades for the Partnership's account shall be made through LFG, L.L.C. (LFG) or such other futures commission merchant which is mutually agreeable to the parties. The Partnership will be charged brokerage commissions not to exceed $30.00 per round-turn trade (inclusive of exchange fees, but exclusive of NFA fees). Notwithstanding the foregoing, upon prior notice to, and consent of, the General Partners, the Advisor may select various floor brokers with whom to place orders which will give up such orders to LFG. Any reasonable give up fees shall be paid by the Partnership and shall be in addition to the brokerage commissions referred to above. The Advisor makes no representation or warranty that the trading that it directs for the Partnership will be profitable or that losses will not be incurred.

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

     5.  Compensation.

          (a) In consideration of and in compensation for all of the services to be rendered by the Advisor to the Partnership under this agreement, the Partnership agrees that it will pay to the Advisor a quarterly incentive fee equal to 20% of Trading Profits (as defined below) of the Partnership attributable to the Advisor without regard to the profitability of any other advisor in each calendar quarter. Payment of all fees shall be made within 30 business days following the end of the period to which they relate.

          (b) The Advisor shall not receive any commissions, compensation, remunerations or payments whatsoever from any broker with whom the Partnership carries an account for any transactions executed in the Partnership's account.

          (c) Trading Profits. Trading Profits (for purposes of calculating the Advisor's incentive fees only) during a quarter shall mean the cumulative profits (over and above the aggregate of previous period profits) during the quarter (after deduction for accrued round-turn brokerage commissions).
Trading Profits shall include both realized and unrealized profits. Trading Profits shall not include interest received by the Fund on its assets. If Trading Profits for a quarter are negative, it shall constitute a "Carryforward Loss" for the beginning of the next quarter. Incentive fees are payable based upon calendar quarters. No incentive fees shall be payable to the Advisor until future Trading Profits for the ensuing quarters exceed Carryforward Loss. To the extent any Units are redeemed or allocated away from the Advisor at a loss, any loss attributed to those Units shall not be carried forward to reduce future Trading Profits. Incentive fees on Trading Profits shall be calculated without regard to gains or losses on assets allocated to advisors other than the Advisor.

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

          (c) The General Partners in their sole and absolute discretion may allocate assets to or away from the Advisor on written notice. Notwithstanding the foregoing, the General Partners may reallocate assets away from the Advisor at any time, if the purpose of the reallocation is to meet a margin call from the Partnership's commodity broker resulting from the trading activities of the Partnership's other Advisor(s). The General Partners shall immediately notify the Advisor of any reallocation. The Advisor shall have the right to refuse any allocation of new funds to it from the Partnership.

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

     9. Term. Either party may terminate this agreement upon written notice. If this agreement is terminated, the Advisor shall be entitled to, and the Partnership shall pay, the quarterly incentive fee computed as if the effective date of termination were the last day of then current quarter.

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

          (e) The Advisor Parties agree to indemnify, defend and hold harmless the Partnership, the General Partners and their affiliates against all liabilities incurred by them by reason of any act or omission of the Advisor Parties relating to the Advisor Parties or the Partnership or resulting from any breach of this Agreement by the Advisor Parties (including costs and expenses of investigating and defending any claims, demand or suit and attorneys' and accountants' fees) if there has been a final judicial or regulatory determination that the act or omission violated the terms of this agreement or involved negligence, fraud, recklessness or intentional misconduct on the part of the Advisor Parties.

          (f) If any claim, dispute or litigation arises between the Advisor Parties and any party other than the Partnership or the General Partners, which claim, dispute or litigation is unrelated to the Partnership's business, and if the Partnership or the General Partners are made a party to the claim, dispute or litigation by the other party, the Advisor Parties shall defend any actions brought in connection therewith on behalf of the Partnership and/or the General Partners each of whom agree to cooperate in the defense thereof and the Advisor Parties shall indemnify and hold harmless the Partnership, the General Partners and their affiliates from and with respect to any amounts awarded to any party. If any claim, dispute or litigation arises between the Partnership and/or the General Partners and any party other than the Advisor Parties which claim, dispute or litigation is unrelated to the Advisor's business, and if the Advisor Parties are made a party to the claim, dispute or litigation by the other party, the Partnership and/or the General Partners shall defend any actions brought in connection therewith on behalf of the Advisor Parties who agree to cooperate in the defense thereof and the Partnership shall indemnify and hold harmless the Advisor Parties from and with respect to any amounts awarded to such other party. Notwithstanding any other provision of this subsection, if, in any claim as to which indemnity is or may be available, any indemnified party reasonably determines that its interests are or may be, in whole or in part, adverse to the interests of the indemnifying party, the indemnified party may retain its own counsel in connection with such claim and shall be indemnified by the indemnifying party for any legal or any other expenses reasonably incurred in connection with investigating or defending such claim.

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

     14. Notices. All notices required to be delivered under this agreement shall be sent by facsimile transmission with hard copy then sent by express courier or by U.S. mail, postage prepaid, to (i) the Advisor at 330 Commerce Street, Nashville, Tennessee 37201; (ii) the General Partners or the Partnership c/o Rockwell at 1202 Bergen Parkway, Suite 212, Evergreen, Colorado 80439, (303) 674-0437 (facsimile) or to any other address and facsimile designated by the party to receive the same by written notice similarly given.

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


OXFORD FUTURES FUND, LTD.


By: Rockwell Futures Management, Inc.       By: Bradford & Co., Incorporated
     a General Partner                            a General Partner




By:  /s/ Robert J. Amedeo               By:  /s/ Douglas O. Kitchen
__________________________________      __________________________________
     Robert J. Amedeo,                       Douglas O. Kitchen,
     President                               Executive Vice-President



Mark D. Aune
   the Advisor




By: /s/ Mark D. Aune
__________________________________
     Mark D. Aune































                          COMMODITY TRADING AUTHORIZATION

                                  April 30, 1996




Mark D. Aune
330 Commerce Street
Nashville, TN  37201

Dear Mr. Aune:

     Oxford Futures Fund, Ltd. does hereby make, constitute and appoint you as its attorney-in-fact to purchase and sell commodity interests, including commodity futures contracts with respect to Allocated Assets, through Bradford & Co., Incorporated and/or LFG, L.L.C. as designated to you in writing by the Partnership's General Partners, in accordance with the Advisory Contract between us dated April 30, 1996.

Very truly yours,

OXFORD FUTURES FUND, LTD.

By: Rockwell Futures Management, Inc.
     one of its General Partners



By: /s/ Robert J. Amedeo
___________________________________
     Robert J. Amedeo,
     President



























                           OXFORD FUTURES FUND, LTD.          EXHIBIT 10.13

                                 Advisory Contract


     This agreement made as of this 9th day of January, 1997 by and among Oxford Futures Fund, Ltd. (the Partnership), Rockwell Futures Management, Inc., an Arkansas corporation (Rockwell), Bradford & Co., Incorporated, a Tennessee corporation (Bradford) (collectively, Rockwell and Bradford are referred to as the General Partners) and Hampton Investors Inc., a New York corporation (the Advisor), is made on the following premises, terms and conditions:

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

     NOW, THEREFORE, the parties hereto agree as follows:

                                    AGREEMENTS

     1. Receipt of Disclosure Document. The General Partners acknowledge receipt of the Advisor's Disclosure Document dated September 3, 1996 filed with the CFTC (the Disclosure Document).

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

          (c) The Advisor has the full power and authority to enter into this agreement.

          (d) The information contained in the Advisor's Disclosure Document required under the Commodity Exchange Act (CEA), the Commodity Regulations applicable to it, and NFA Rules, as delivered to the General Partners and the information about the Advisor, its principals, operations and past performance furnished by the Advisor is true, accurate, and complete in all material respects and does not contain any misleading or untrue statement of a material fact or any omission to state a material fact required to be stated therein or necessary to make the statements therein not misleading. The Disclosure Document complies in all material respects with the CEA, the Commodity Regulations applicable to it, and NFA Rules. Except as otherwise disclosed in the Disclosure Document, the actual performance of all accounts directed by the Advisor and its principals during the period of time covered by the Advisor's performance table(s) contained therein is reflected therein in full conformity with the requirements of the Commodity Regulations applicable to it and NFA Rules and the performance data and the explanations and footnotes thereto are fairly presented and are true, correct, and complete in all material respects.

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

          (f) The General Partners and the Partnership will make all disclosures required by law pertaining to the selection of the Advisor as a trading advisor for the Partnership.

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

          (j) The Partnership has been and will be operated in compliance with all applicable laws and NFA Rules.

     3. Duties of the Advisor. Upon the commencement of trading operations by the Advisor, the Advisor shall have sole authority and responsibility independent of any other advisor retained by the Partnership for directing the investment and reinvestment in Commodity Interests, for the period set forth in this agreement and in accordance with the trading policies and strategies set forth in the Prospectus and trading system set forth in the Advisor's Disclosure Document with respect to the assets allocated to the Advisor of the Partnership. The term Allocated Assets is defined below. Initially, the Advisor will be allocated a $800,000 account level, of which $400,000 will be notional funds to be traded pursuant to its Leverage 3 Program. If the General Partners, in their sole discretion, determine that any trading instructions issued by the Advisor violate those trading policies, then upon prior notice to the Advisor, the General Partners may cause any position placed in violation to be reversed. The Advisor will exercise its best efforts in determining the trades in commodity interests with respect to the Partnership's assets allocated to it. The Advisor has advised the Partnership that the past performance of the Advisor and its principals as set forth in its Disclosure Document is the result of the Advisor's trading methods as modified and refined from time to time. Material changes in those trading methods will not be made without prior written notice to the General Partners. All commissions and expenses arising from the trading of, or other transactions in the course of the administration of, the Partnership's account shall be charged to the Partnership's account. Prior to the commencement of commodity trading by the Partnership, the General Partners shall deliver to the Advisor, and renew when necessary, a Commodity Trading Authorization appointing the Advisor the Partnership's sole agent and attorney-in-fact for such purpose. All trades for the account of the Partnership shall be made through the commodity broker or brokers as the General Partners direct. The Partnership's account is carried at Bradford & Co., Incorporated and all trades for the Partnership's account shall be made through LFG, L.L.C. (LFG) or such other futures commission merchant which is mutually agreeable to the parties. The Partnership will be charged brokerage commissions not to exceed $30.00 per round-turn trade (inclusive of exchange fees, but exclusive of NFA fees). Notwithstanding the foregoing, upon prior notice to, and consent of, the General Partners, the Advisor may select various floor brokers with whom to place orders which will give up such orders to LFG. Any reasonable give up fees shall be paid by the Partnership and shall be in addition to the brokerage commissions referred to above. The Advisor makes no representation or warranty that the trading that it directs for the Partnership will be profitable or that losses will not be incurred.

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

     5.  Compensation.

          (a) In consideration of and in compensation for all of the services to be rendered by the Advisor to the Partnership under this agreement, the Partnership agrees that it will pay to the Advisor a monthly management fee of
 .0833% (1% annually) of the Partnership's Allocated Assets (as defined below) and a quarterly incentive fee equal to 23% of Trading Profits (as defined below) of the Partnership attributable to the Advisor without regard to the profitability of any other advisor in each calendar quarter. Payment of all fees shall be made within 30 business days following the end of the period to which they relate.

          (b) The Advisor shall not receive any commissions, compensation, remunerations or payments whatsoever from any broker with whom the Partnership carries an account for any transactions executed in the Partnership's account.

          (c) Allocated Assets. Allocated Assets means the value of that portion of the Partnership's Net Asset Value initially allocated to an Advisor (including notional funds) together with any appreciation or depreciation in those assets plus any distributions, redemptions and accrued management and advisory fees or taxes payable as of the date of calculation or paid within the period for which the calculation is made. Net Asset Value means the Partnership's total assets less total liabilities, determined according to the following principles, and where no principle is governing, then on the basis of generally accepted accounting principles, consistently applied.

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

     Units redeemed by Limited Partners as of any date which is not the end of a calendar quarter of the Fund will be charged an incentive fee, if applicable, determined as if the redemption date were the end of a calendar quarter. The Advisor will receive all of the incentive fee at the end of the quarter in which the redemption occurs.

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

          (c) The General Partners in their sole and absolute discretion may allocate assets to or away from the Advisor on written notice. Notwithstanding the foregoing, the General Partners may reallocate assets away from the Advisor at any time, if the purpose of the reallocation is to meet a margin call from the Partnership's commodity broker resulting from the trading activities of the Partnership's other Advisor(s). The General Partners shall immediately notify the Advisor of any reallocation. The Advisor shall have the right to refuse any allocation of new funds to it from the Partnership.

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

     9. Term. Either party may terminate this agreement upon written notice. If this agreement is terminated, the Advisor shall be entitled to, and the Partnership shall pay, the quarterly incentive fee computed as if the effective date of termination were the last day of then current quarter.

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

          (e) The Advisor Parties agree to indemnify, defend and hold harmless the Partnership, the General Partners and their affiliates against all liabilities incurred by them by reason of any act or omission of the Advisor Parties relating to the Advisor Parties or the Partnership or resulting from any breach of this Agreement by the Advisor Parties (including costs and expenses of investigating and defending any claims, demand or suit and attorneys' and accountants' fees) if there has been a final judicial or regulatory determination that the act or omission violated the terms of this agreement or involved negligence, fraud, recklessness or intentional misconduct on the part of the Advisor Parties.

          (f) If any claim, dispute or litigation arises between the Advisor Parties and any party other than the Partnership or the General Partners, which claim, dispute or litigation is unrelated to the Partnership's business, and if the Partnership or the General Partners are made a party to the claim, dispute or litigation by the other party, the Advisor Parties shall defend any actions brought in connection therewith on behalf of the Partnership and/or the General Partners each of whom agree to cooperate in the defense thereof and the Advisor Parties shall indemnify and hold harmless the Partnership, the General Partners and their affiliates from and with respect to any amounts awarded to any party. If any claim, dispute or litigation arises between the Partnership and/or the General Partners and any party other than the Advisor Parties which claim, dispute or litigation is unrelated to the Advisor's business, and if the Advisor Parties are made a party to the claim, dispute or litigation by the other party, the Partnership and/or the General Partners shall defend any actions brought in connection therewith on behalf of the Advisor Parties who agree to cooperate in the defense thereof and the Partnership shall indemnify and hold harmless the Advisor Parties from and with respect to any amounts awarded to such other party. Notwithstanding any other provision of this subsection, if, in any claim as to which indemnity is or may be available, any indemnified party reasonably determines that its interests are or may be, in whole or in part, adverse to the interests of the indemnifying party, the indemnified party may retain its own counsel in connection with such claim and shall be indemnified by the indemnifying party for any legal or any other expenses reasonably incurred in connection with investigating or defending such claim.

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

     14. Notices. All notices required to be delivered under this agreement shall be sent by facsimile transmission with hard copy then sent by express courier or by U.S. mail, postage prepaid, to (i) the Advisor at 2519 Avenue U, Brooklyn, NY 11229, (718) 891-2455 Facsimile; (ii) the General Partners or the Partnership c/o Rockwell at 1202 Bergen Parkway, Suite 212, Evergreen, Colorado 80439, (303) 674-0437 (facsimile) or to any other address and facsimile designated by the party to receive the same by written notice similarly given.

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


OXFORD FUTURES FUND, LTD.

By: Rockwell Futures Management, Inc.        By: Bradford & Co., Incorporated
     A General Partner                            A General Partner




By: /s/ Robert J. Amedeo                     By: /s/ Douglas O. Kitchen
__________________________________           __________________________________
     Robert J. Amedeo,                            Douglas O. Kitchen,
     President                                    Executive Vice-President



Hampton Investors Inc.
     the Advisor




By: /s/ Charles Mizrahi
__________________________________
     Charles Mizrahi









                            OXFORD FUTURES FUND, LTD.

                          Commodity Trading Authorization

                                  January 9, 1997



Hampton Investors Inc.
Mr. Charles Mizrahi
2519 Avenue U
Brooklyn, NY  11229

Dear Mr. Mizrahi:

     Oxford Futures Fund, Ltd. does hereby make, constitute and appoint you as its attorney-in-fact to purchase and sell commodity interests, including commodity futures contracts with respect to Allocated Assets, through Bradford & Co., Incorporated and/or LFG, L.L.C. as designated to you in writing by the Partnership's General Partners, in accordance with the Advisory Contract between us dated January 9, 1997.

Very truly yours,

OXFORD FUTURES FUND, LTD.

By: Rockwell Futures Management, Inc.
     A General Partner



By: /s/ Robert J. Amedeo
_________________________________
     Robert J. Amedeo,
     President


























                           OXFORD FUTURES FUND, LTD.        EXHIBIT 10.14

                                 Advisory Contract


     This agreement made as of this 13th day of January, 1997 by and among Oxford Futures Fund, Ltd. (the Partnership), Rockwell Futures Management, Inc., an Arkansas corporation (Rockwell), Bradford & Co., Incorporated, a Tennessee corporation (Bradford) (collectively, Rockwell and Bradford are referred to as the General Partners) and Willowbridge Associates Inc., a Delaware corporation (the Advisor), is made on the following premises, terms and conditions:


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


     WHEREAS, the Partnership, the General Partners and the Advisor wish to enter into this agreement in order to set forth the terms and conditions upon which the Advisor will render and implement commodity advisory and management services in connection with the conduct by the Partnership of its commodity trading activities during the term of this Agreement.


     NOW, THEREFORE, the parties hereto agree as follows:


                                    AGREEMENTS

     1. Receipt of Disclosure Document. The General Partners acknowledge receipt of the October 29, 1996 disclosure document from the Advisor as filed with the CFTC (the Disclosure Document).

     2.  Certain Representations and Warranties.

          (a) The Advisor represents and warrants to the Partnership and the General Partners and agrees that:

               (i) The Advisor agrees that it will provide the General Partners with any reasonable information concerning the Advisor that the General Partners may reasonably request (other than the identity of its customers and proprietary trading information), subject to receipt of adequate assurances of confidentiality from the General Partners, which the General Partners deem material to the Partnership;

               (ii) The Advisor is registered as a commodity trading advisor with the CFTC and is a member in good standing of the NFA;

               (iii) The Advisor is a corporation, with full power and authority to enter into this agreement;

               (iv) The information contained in the disclosure document of the Advisor required under the Commodity Exchange Act, the regulations promulgated thereunder applicable to it, and NFA Rules, as delivered to the General Partners and the information about the Advisor, its principals, operations and past performance furnished by the Advisor is true, accurate, and complete in all material respects. The disclosure document complies in all material respects with the Commodity Exchange Act, the regulations promulgated thereunder applicable to it, and NFA Rules. Except as otherwise disclosed in the Disclosure Document, the actual performance of all accounts directed by the Advisor and its principals during the period of time covered by the Advisor's performance table(s) contained therein is reflected therein in full conformity with the requirements of the Commodity Exchange Act, the regulations promulgated thereunder applicable to it and NFA Rules and the performance data and the explanations and footnotes thereto are fairly presented and are true, correct, and complete in all material respects;

               (v) The Advisor has all registrations required to conduct the trading activity described in its disclosure document; and

               (vi) The representations and warranties made in this agreement by the Advisor shall be continuing during the term of this agreement and if at any time any event has occurred which would make or tend to make any of the representations and warranties in this agreement not true, the Advisor will promptly notify the General Partners. The Advisor acknowledges that the indemnities provided in this agreement by the General Partners and the Partnership to the Advisor shall be inapplicable in the event of any liability accruing to the extent, if any, caused by or based upon the Advisor's material misrepresentations, omissions or breach of any warranty in this agreement.

          (b) The General Partners and the Partnership represent and warrant to the Advisor and agree that:

               (i) The Partnership's Offering Memorandum complies in all material respects with the Securities Act of 1933, the Commodity Exchange Act and the rules and regulations promulgated thereunder and that it does not include any untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary to make the statement therein in light of the circumstances under which such statements were made not misleading;

               (ii) The General Partners are each registered as a commodity pool operator with the CFTC and is a member in good standing with the NFA;

               (iii) The General Partners are each a corporation with full power and authority to enter this agreement;

               (iv) The Partnership is duly organized and has full power and authority to enter into this agreement;

               (v) The representations and warranties made in this agreement by the General Partners and the Partnership shall be continuing during the term of this agreement and if at any time any event has occurred which would make or tend to make any of the representations and warranties in this agreement not true, the General Partners and the Partnership will promptly notify the Advisor. The General Partners and the Partnership acknowledge that the indemnities provided in this agreement by the Advisor to the General Partners and the Partnership shall be inapplicable in the event of any liability accruing to the extent, if any, caused by or based upon the General Partners or the Partnership's material misrepresentations, omissions or breach of any warranty in this agreement; and

               (vi) The General Partners and the Partnership will make all disclosures required by law pertaining to the selection of the Advisor as a trading advisor for the Partnership and will distribute the Advisor's current Disclosure Document as provided by the Advisor to the limited partners; provided that, neither of the General Partners nor the Partnership shall distribute any description of the Advisor, its principals, or its or their trading performance without the prior written consent of the Advisor;

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

     3. Duties of the Advisor. Upon the commencement of trading operations of the Partnership, the Advisor shall have sole authority and responsibility for directing the Partnership's Commodity Interest trading activities for the period set forth in this agreement and in accordance with the trading policies and trading strategies set forth in the Offering Memorandum with respect to the Allocated Assets of the Partnership. The term Allocated Assets is defined below. Initially, the Advisor will be allocated a $500,000 account level, of which $250,000 will be in the form of cash or Treasury bills and $250,000 will be notional funds. The Advisor will trade the account pursuant to the Argo Trading System. If the General Partners, in their sole discretion, determines that any trading instructions issued by the Advisor violate those trading policies, then upon prior notice to the Advisor, the General Partners may cause any position placed in violation to be reversed and the Advisor shall have no liability resulting from any loss due to such reversal. The Advisor will exercise its best efforts in determining the trades in Commodity Interests with respect to the Partnership's Allocated Assets. The Advisor has advised the Partnership that the past performance of the Advisor and its principals as set forth in its Disclosure Document is the result of the Argo Trading System as modified and refined from time to time. Material changes in the Argo Trading System will not be made without prior written notice to the General Partners. Changes in markets or commodities traded shall not be deemed material changes in the Argo Trading System. All trades for the account of the Partnership shall be made through the commodity broker or brokers as the General Partners direct. The Partnership and the General Partners specifically acknowledge that in agreeing to manage an account for the Partnership, the Advisor is in no respect making any guarantee of profits or of protection against loss and that all trades are for the account and risk of the Partnership.

     4. Independence of the Advisor. The Advisor shall for all purposes herein be deemed to be an independent contractor and shall, unless otherwise expressly provided or authorized, have no authority to act for or represent the Partnership in any way or otherwise be deemed an agent of the Partnership. The Advisor shall not offer or sell or solicit any offers to purchase Units of the Partnership. The parties acknowledge that the Advisor has not, either alone or in conjunction with the General Partners, been an organizer or promoter of the Partnership and the Advisor has no responsibility for the content of the Offering Memorandum or for the offering of the Units. Nothing herein contained shall be deemed to require the Partnership to take any action contrary to its Agreement of Limited Partnership, its Certificate of Limited Partnership or any applicable statute, regulation or exchange rule. Nothing contained in this agreement shall constitute the Advisor a joint venturer or partner with any other advisor.

     5.  Compensation.

          (a) In consideration of and in compensation for all of the services to be rendered by the Advisor to the Partnership under this agreement, the Partnership agrees that it will pay to the Advisor a monthly management fee of
 .0833% (1% annually) of the Partnership's Allocated Assets (as defined below) and a quarterly incentive fee equal to 25% of Trading Profits (as defined below) of the Partnership attributable to the Advisor without regard to the profitability of any other advisor in each calendar quarter;

          (b) The Advisor shall not receive any commissions, compensation, remunerations or payments whatsoever from any broker with whom the Partnership carries an account for any transactions executed in the Partnership's account, except that the parties acknowledge that the spouse of a principal of the Advisor may receive floor brokerage commissions in respect of transactions executed on behalf of the Partnership;

          (c) Allocated Assets. Allocated Assets means the value of that portion of the Partnership's Net Asset Value (including notional funds) initially allocated to the Advisor (and from time to time reallocated by the General Partners) together with any appreciation or depreciation in those assets plus any distributions, redemptions and accrued management and advisory fees and the prior month's taxes, if any;

          (d) Net Asset Value means the Partnership's total assets less total liabilities, determined on the basis of generally accepted accounting principles, consistently applied;

          (e) Net Asset Value per Unit means the Net Asset Value divided by the number of Units and units of general partnership interest then outstanding; and

          (f) Trading Profits. Trading Profits (for purposes of calculating the Advisor's incentive fees only) during a calendar quarter shall mean cumulative profits (over and above the aggregate of previous period profits) during the quarter allocable to the Advisor's trading (after deduction for accrued brokerage fees attributable to the Allocated Assets and accrued management fees payable to the Advisor). Trading Profits shall include both realized and unrealized profits. Trading Profits shall not include interest received by the Partnership on its assets. If Trading Profits for a quarter are negative, it shall constitute a "Carryforward Loss" for the beginning of the next quarter. No incentive fees shall be payable to the Advisor until future Trading Profits allocable to the Advisor's trading for the ensuing quarter exceed the aggregate Carryforward Loss. To the extent any Units are redeemed at a loss or assets are allocated away from the Advisor, any loss attributed to those Units or amounts allocated away, shall not be carried forward to reduce future Trading Profits. Incentive fees on Trading Profits are payable to the Advisor regardless of the performance of the Partnership's other advisors.

     6. Right to Advise Others. The Advisor's present business is advising with respect to the purchase and sale of Commodity Interests. The services provided by the Advisor under this agreement are not to be deemed exclusive. The General Partners acknowledge that, subject to the terms of this agreement, the Advisor may render advisory, consulting and management services to other clients including other commodity pools to which the same or different fees may be changed. The Advisor shall be free to advise others and manage other commodity accounts, including accounts owned by it or its principals, during the term of this agreement and to use the same or different information, computer programs and trading strategy which it obtains, produces or utilizes in the performance of services for the Partnership. In that connection, however, the Advisor represents and warrants that in rendering consulting, advisory and management services to other commodity futures trading accounts and entities, the Advisor will use its best efforts to achieve an equitable treatment of all accounts and will use a fair and reasonable system of order entry for all accounts on an overall basis. The Partnership and the General Partners acknowledge, however, that different accounts, even though traded according to the same investment program, can have varying investment results. The reasons for this include numerous material differences among accounts including, but not limited to: (1) procedures governing timing for the commencement of trading and means of moving toward full portfolio commitment of new accounts; (2) the period during which accounts are active; (3) the investment program used (although all accounts may be traded in accordance with the same approach, such approach may be modified periodically as a result of ongoing research and development by the Advisor); (4) leverage employed; (5) the size of the account, which can influence the size of positions taken and restrict the account from participating in all markets available to an investment program; (6) the amount of interest income earned by an account, which will depend on the rates paid by a futures commission merchant on interest bearing obligations such as U.S. Treasury bills; (7) the amount of management and incentive fees paid and the amount of brokerage commissions paid; (8) the timing of orders to open or close positions; (9) the market conditions, which in part determine the quality of trade executions; and (10) trading instructions/restrictions of the client.

     7.   Speculative Position Limits and Reallocation of Assets.

          (a) Limits Applicable to Partnership. The General Partners shall allocate and reallocate in writing the speculative position limits established by the CFTC or any other regulatory authority having jurisdiction (individually a "Limit" and collectively "Limits") which are applicable to the Partnership's Commodity Interest trading among the Advisors for the Partnership, (including the Advisor), for their utilization in the amounts and at the times as the General Partners shall determine in their sole discretion. Without the prior consent of the General Partners, the Advisor shall not utilize any Limits applicable to the Partnership's Commodity Interest trading which shall exceed the Limits most recently allocated to the Advisor for its utilization. Initially, the General Partners shall allocate the Limits equally among the Partnership's Advisors. Therefore, without the prior consent of the General Partners, the Advisor shall not utilize in its trading for the Partnership more than 20% of the applicable Limit in any commodity interest. The Advisor and the General Partners agree that they will not act in concert, consult with, discuss with or otherwise make its trading signals, programs or trades available to the Partnership's other Advisors;

          (b) Limits Applicable to the Advisor. If, at any time during the pendency of this agreement, the Advisor is required to aggregate the Partnership's commodity futures positions with the positions of any other person for purposes of applying the CFTC or exchange imposed Limits, the Advisor will promptly notify the General Partners if the Partnership's positions are included in an aggregate amount which exceeds the Limit. The Advisor represents that, if Limits are reached in any Commodity Interest, it will modify the trading instructions to the Partnership's account and its other accounts in a reasonable and good faith effort to achieve an equitable treatment of all accounts. The Advisor currently believes and represents that current Limits will not materially affect its trading recommendations or strategy for the Partnership given the Advisor's current accounts and all proposed accounts for which the Advisor has contracted to act as a commodity trading advisor, except to the extent that the Advisor adjusts its trading systems, methods or strategies in a reasonable and good faith effort to achieve an equitable treatment of all accounts in order to accommodate the trading of additional funds and accounts;

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

     8. Records of the Partnership. The General Partners will instruct the Partnership's broker to furnish copies of all trade confirmations and monthly trading reports to the Advisor. The Advisor will maintain a record of all trading orders and will monitor the Partnership's open positions with respect to Allocated Assets. Upon the request of, and upon reasonable notice from, the General Partners, the Advisor shall permit the General Partners to review, during normal business hours at the Advisor's offices, such trading records as it reasonably may request for the purpose of confirming that the Partnership has been treated equitably with respect to advice rendered during the term of this Agreement by the Advisor for other client accounts managed by the Advisor pursuant to the Advisor's Argo Trading System, which the parties acknowledge to mean that the General Partners may inspect, subject to such restrictions as the Advisor may reasonably deem necessary or advisable so as to preserve the confidentiality of proprietary information and the identity of, and other confidential information regarding, its clients, all trading records of the Advisor as it reasonably may request during normal business hours. The Advisor may, in its discretion, withhold from any such report or inspection the identity of, and other confidential information regarding, the client for whom any such account is maintained and, in any event, the Partnership and the General Partners shall keep all such information obtained by them from the Advisor confidential.

     9. Term. Either party may terminate this agreement upon written notice. If this agreement is terminated, the Advisor shall be entitled to, and the Partnership shall pay, the quarterly incentive fee and monthly management fee, computed as if the effective date of termination were the last day of then current calendar quarter or month, respectively.

     10.  Indemnity.

          (a) In any threatened, pending or completed action, suit, or proceeding to which the Advisor was or is a party or is threatened to be made a party by reason of the fact that it is or was the commodity trading advisor of the Partnership, the Partnership shall indemnify and hold harmless, subject to subsection (b) of this section, the Advisor and its principals, shareholders, officers, directors, employees and affiliated persons against any loss, liability, damage, cost, expense (including costs and expenses of investigating and defending any claims demand or suit and attorneys' fees and accountants'
fees), judgments and amounts paid in settlement actually and reasonably incurred by such parties in connection with any action, suit or proceeding if such parties acted in good faith and in a manner reasonably believed to be in or not opposed to the best interests of the Partnership, and provided that such parties conduct does not constitute negligence or a breach of fiduciary obligations. The termination of any action, suit or proceeding by judgment, order or settlement shall not, of itself, create a presumption that such parties did not act in good faith and in a manner which it reasonably believed to be in or not opposed to the best interests of the Partnership;

          (b) If the Advisor or its principals, shareholders, officers, directors, employees and affiliated persons have been successful on the merits or otherwise in defense of any action, suit or proceeding referred to in subsection (a) above, or in defense of any claim, issue or matter therein, the Partnership shall indemnify such parties against the expenses, including attorneys' and accountants' fees, actually and reasonably incurred by them in connection therewith;

          (c) Expenses incurred in defending a threatened or pending civil, administrative or criminal action, suit or proceeding against the Advisor or its principals, shareholders, officers, directors, employees and affiliated persons may in the sole discretion of the General Partners, be paid by the Partnership in advance of the final disposition of the action, suit or proceeding, if and to the extent that the person on whose behalf the expenses are paid shall agree to reimburse the Partnership in the event indemnification is not permitted hereunder;

          (d) The Advisor agrees to indemnify, defend and hold harmless the Partnership and the General Partners against all liabilities incurred by them by reason of any act or omission of the Advisor or its principals, shareholders, officers, directors or employees relating to the Advisor or the Partnership or resulting from any breach of this Agreement by any of them (including costs and expenses of investigating and defending any claims, demand or suit and attorneys' and accountants' fees) if there has been a final judicial or regulatory determination that the act or omission violated the terms of this agreement or involved negligence, fraud, recklessness or intentional misconduct on the part of such parties;

          (e) Any indemnification under subsections (a) or (d) above, unless ordered by a court or administrative forum, shall be made by the Partnership or the Advisor only as authorized in the specific case and only upon a determination by independent legal counsel (selected by the indemnifying party and satisfactory to the indemnified party) in a written opinion that indemnification is proper in the circumstances because the Advisor or its principals, shareholders, officers, directors, employees and affiliated persons or the Partnership as the case may be has met the applicable standard of conduct set forth in subsections (a) or (d) above. In the event the Advisor or its principals, shareholders, officers, directors, employees and affiliated persons is entitled to indemnification hereunder but a court or independent legal counsel determines that indemnification is not obtainable from the Partnership, the General Partners shall indemnify the Advisor to the same extent as the Partnership otherwise would have been required;

          (f) If any claim, dispute or litigation arises between the Advisor and any party other than the Partnership or the General Partners, which claim, dispute or litigation is unrelated to the Partnership's business, and if the Partnership or the General Partners are made a party to the claim, dispute or litigation by the other party, the Advisor shall defend any actions brought in connection therewith on behalf of the Partnership and/or the General Partners each of whom agree to cooperate in the defense thereof and the Advisor shall indemnify and hold harmless the Partnership and the General Partners from and with respect to any amounts awarded to any party. If any claim, dispute or litigation arises between the Partnership and/or the General Partners and any party other than the Advisor which claim, dispute or litigation is unrelated to the Advisor's business, and if the Advisor or its principals, shareholders, officers, directors, employees and affiliated persons are made a party to the claim, dispute or litigation by the other party, the Partnership and/or the General Partners shall defend any actions brought in connection therewith on behalf of such parties who agree to cooperate in the defense thereof and the Partnership shall indemnify and hold harmless the Advisor and its principals, shareholders, officers, directors, employees and affiliated persons from and with respect to any amounts awarded to such other party. Notwithstanding any other provision of this subsection, if, in any claim as to which indemnity is or may be available, any indemnified party reasonably determines that its interests are or may be, in whole or in part, adverse to the interests of the indemnifying party, the indemnified party may retain its own counsel in connection with such claim and shall be indemnified by the indemnifying party for any legal or any other expenses reasonably incurred in connection with investigating or defending such claim;

          (g) None of the foregoing provisions for indemnification shall be applicable with respect to default judgments, confessions of judgment or settlements entered into by the party claiming indemnification ("Indemnitee") without the prior consent of the party obligated to indemnify the other party ("Indemnitor"); provided, however, that should the Indemnitor refuse to consent to a settlement approved by the Indemnitee, the Indemnitee may effect such settlement, pay the amount in settlement as it shall deem reasonable and seek a judicial or regulatory determination with respect to reimbursement by the Indemnitor of any loss, liability, damage, cost or expense (including reasonable attorneys' and accountants' fees) incurred by the Indemnitee in connection with the settlement to the extent the loss, liability, damage, cost or expense (including reasonable attorneys' and accountants' fees) was caused by or based upon violation of this agreement by the Indemnitor or violation of the standard of conduct set forth herein. Notwithstanding the foregoing, the Indemnitor shall, at all times, have the right to offer to settle any matters and if the Indemnitor successfully negotiates a settlement and tenders payment therefore to the Indemnitee, the Indemnitee must either use its best efforts to dispose of the matter in accordance with the terms and conditions of the proposed settlement or the Indemnitee may refuse to settle the matter and continue its defense in which latter event the maximum liability of the Indemnitor to the Indemnitee shall be the amount of said proposed settlement; and

          (h) The foregoing provisions for indemnification shall survive the termination of this agreement.

     11. Complete Agreement. This agreement shall constitute the entire agreement between the Advisor, the General Partners and the Partnership with respect to the subject matter hereof and no other agreement, verbal or otherwise, shall be binding upon the parties to this agreement unless it shall be in writing and signed by the party against whom enforcement is sought.

     12. Assignment and Successors. This agreement may not be assigned nor the duties hereunder delegated by any party without the express written consent of the other parties. This agreement is made solely for the benefit of, and shall be binding upon, the parties and their respective successors and assigns, and no other person shall have any right or obligation under it, except as is provided for in Section 10.

     13. Amendment. This agreement may not be amended except by the written instrument signed by the parties.

     14. Notices. All notices required to be delivered under this agreement shall be deemed delivered upon actual receipt and shall be delivered personally, by air courier, by telecopy or by registered or certified mail, postage prepaid, return receipt requested, to (i) the Advisor at 101 Morgan Lane, Suite 180, Plainsboro, New Jersey 08536; (ii) the General Partners or the Partnership c/o Rockwell at Bergen Park Business Plaza, 1202 Bergen Parkway, Suite 212, Evergreen, Colorado 80439 or to any other address designated by the party to receive the same by written notice similarly given.

     15.  Notice of Threatened, Pending or Completed Actions, Suits or
Proceedings.

          (a) The General Partners will immediately give written notice to the Advisor of (i) any threatened, pending or completed action, suit or proceeding (including without limitation any reparations proceeding or administrative proceeding threatened or instituted under the CEAct, as amended) to which the Partnership or the General Partners were or are parties or is threatened to be a party (relating to the Partnership's business) and (ii) any judgments or amounts paid by the Partnership or the General Partners in settlement in connection with any such threatened, pending or completed action, suit or proceeding;

          (b) The Advisor will immediately give written notice to the General Partners of (i) any threatened, pending or completed action, suit or proceeding (including without limitation any reparations proceeding or administrative proceeding threatened or instituted under the Commodity Exchange Act, as amended) to which the Advisor was or is a party or is threatened to be a party and (ii) any judgments or amounts paid by the Advisor in settlement in connection with any such threatened, pending or completed action, suit or proceeding;

          (c) Written notices required to be given pursuant to this section shall contain all pertinent information concerning the threatened, pending or completed action, suit or proceeding and, in the case of any pending or completed action, suit or proceeding, shall include a copy of the complaint, petition or similar documents asserting a claim;

          (d) The General Partners and the Advisor agree to use their best efforts to maintain the confidentiality of notices received pursuant to this section 15 and agree not to disclose the contents of such notices to persons other than their affiliates, or except as may be required, in their good faith judgment, by any applicable law or regulation; and

          (e) With respect to any notice required to be given to or by the General Partners, notice to or from one General Partner shall be deemed to be sufficient to comply with the terms of this agreement.

     16. Governing Law. Consent to Jurisdiction. With respect to any action involving more than one of the Partnership's advisors each of the parties irrevocably:

          (a) consents to any suit, action or proceeding with respect to this Agreement being brought in the United States District Court for the District of Colorado (the District Court);

          (b) waives to the fullest extent permitted by the law governing this Agreement any objection that it or he may have now or hereafter to the laying of the venue of any such suit, action or proceeding under clause (a) above in any such court and any claim that any such suit, action or proceeding under clause (a) above has been brought in an inconvenient forum;

          (c) acknowledges the competence of any such court, submits to the jurisdiction of any such court in any such suit, action or proceeding and agrees that the final judgment in any such suit, action or proceeding brought in such court shall be conclusive and binding upon it or him and may be enforced in the courts of the jurisdiction in which such entity's or person's principal office or residence is located, subject to any provision of the law of such jurisdictions or general applicability relating to enforcement proceedings, or in the District Court and that a certified or exemplified copy of such final judgment shall be conclusive evidence of the fact and of the amount of such entity's or person's obligation, provided that service of process is effected upon such corporation or person in the manner specified below or as otherwise permitted by law;

          (d) to the extent that such entity or person has acquired or hereafter may acquire any immunity from the jurisdiction of any such court or from any legal process therein, waives such immunity, to the fullest extent permitted by law, and agrees not to assert, by way of motion, as a defense, or otherwise, in any such suit, action or proceeding, any claim that (i) such entity or person is not personally subject to the jurisdiction of the above-named court, (ii) if or he is immune from any legal process (whether through service or notice, attachment prior to judgment, attachment in aid of execution, execution or otherwise) with respect to such entity or person or the property of such entity or person or (iii) this Agreement or the subject matter hereof may not be enforced in or by such court; and

          (e) consents to the service of process in any such suit, action or proceeding in said courts by the mailing thereof by registered or certified mail, postage prepaid, to such entity or person at the address the parties agree to and specify in writing, or such other address as to which the server of such process shall have been notified by the recipient of such process in a written notice which makes reference to this Agreement.

     17. Confidentiality. The Partnership and the General Partners acknowledge that the trading strategies and systems of the Advisor is the confidential property of the Advisor. Nothing in this Agreement shall require the Advisor to disclose the confidential and proprietary details of its trading strategies and systems or the names of any of its customers. The Partnership and the General Partners further agree that they will keep confidential and will not disseminate the Advisor's trading advice to the Partnership, except as, and to the extent that, it may be determined by the General Partners to be expressly required by law (including court order) or regulation.

     This Agreement shall be deemed to be made under and construed in accordance with the law of the State of Colorado and shall be deemed to be made under and construed in accordance with the law of the State of Colorado without regard to its conflicts of laws of provisions.




     Each of the individuals signing this Agreement is duly authorized and empowered to bind the parties to the terms and conditions of this Agreement.


OXFORD FUTURES FUND, LTD.

By: Rockwell Futures Management, Inc.        By: Bradford & Co., Incorporated
     a General Partner                            a General Partner




By: /s/ Robert J. Amedeo                     By: /s/ Douglas O. Kitchen
__________________________________           ________________________________
     Robert J. Amedeo,                            Douglas O. Kitchen,
     President                                    Executive Vice-President



Willowbridge Associates Inc.
     the Advisor


By: /s/ Teresa Morris
__________________________________
     Teresa Morris,
     Senior Vice President


































                             OXFORD FUTURES FUND, LTD.

                          Commodity Trading Authorization

                                 January 13, 1997






Willowbridge Associates Inc.
101 Morgan Lane, Suite 180
Plainsboro, New Jersey 08536

Gentlemen:

     Oxford Futures Fund, Ltd. does hereby make, constitute and appoint you as its attorney-in-fact to purchase and sell commodity interests, including commodity futures contracts with respect to Allocated Assets, through E.D. & F. Man International Inc., or such other commodity broker as designated to you in writing by the Partnership's General Partners, in accordance with the Advisory Contract between us dated January 13, 1997.

Very truly yours,

OXFORD FUTURES FUND, LTD.

By:  Rockwell Futures Management, Inc.
         a General Partner



By: /s/ Robert J. Amedeo
_______________________________________
     Robert J. Amedeo,
     President























                           OPEN COMMODITY POSITIONS             EXHIBIT 99.6
                            AS OF DECEMBER 31, 1996


          As of December 31, 1996, the Partnership had no open commodity positions.























































                           OXFORD FUTURES FUND, LTD.

                              FINANCIAL STATEMENTS

                              FOR THE YEARS ENDED

                        DECEMBER 31, 1996, 1995 AND 1994





















































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

Notes to Financial Statements                                               F-7

































                                                                            F-1




            REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Partners
Oxford Futures Fund, Ltd.

We have audited the statements of financial condition of Oxford Futures Fund, Ltd. (A Colorado Limited Partnership) as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' capital, and cash flows for the years ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oxford Futures Fund, Ltd. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years ended December 31, 1996, 1995, and 1994, in conformity with generally accepted accounting principles.



                                                     Spicer, Jeffries & Co.


Denver, Colorado
February 6, 1997










                                                                            F-2






                             OXFORD FUTURES FUND, LTD.
                         (A Colorado Limited Partnership)

                         STATEMENTS OF FINANCIAL CONDITION
                         =================================

                                                          December 31,
                                                          ------------
                                                     1996              1995
                                                  -----------       -----------
                                      ASSETS
                                      ------


CASH                                              $     3 010       $    26 072

EQUITY IN COMMODITY FUTURES TRADING
   ACCOUNTS:
      Cash                                            696 283           867 665
      Unrealized gain on open commodity futures
         contracts (Note 1)                              -              175 313

INTEREST RECEIVABLE                                     2 289             3 147
                                                  -----------       -----------

                                                  $   701 582       $ 1 072 197
                                                  ===========       ===========

                         LIABILITIES AND PARTNERS' CAPITAL
                         ---------------------------------

LIABILITIES:
   Brokerage commissions accrued on open
      commodity futures positions (Note 1)        $      -          $     4 895
   Accrued management and incentive fees (Note 3)       1 298            32 240
   Redemptions payable                                 63 078            11 953
   Accrued expenses                                     6 184             6 587
   Short options                                         -                8 400
                                                  -----------       -----------

         TOTAL LIABILITIES                             70 560            64 075
                                                  -----------       -----------
COMMITMENTS (Note 3)

PARTNERS' CAPITAL (Note 2):
   General Partners - 137.516 units outstanding         9 940            13 173
   Limited Partners - 8,592.687  and 10,386.450
      units outstanding                               621 082           994 949
                                                  -----------       -----------

         TOTAL PARTNERS' CAPITAL                      631 022         1 008 122
                                                  -----------       -----------

                                                  $   701 582       $ 1 072 197
                                                  ===========       ===========
See accompanying notes to financial statements.                             F-3




                             OXFORD FUTURES FUND, LTD.
                         (A Colorado Limited Partnership)

                             STATEMENTS OF OPERATIONS
                             ========================


                                               Year Ended December 31,
                                     ------------------------------------------
                                        1996            1995           1994
                                     ------------   ------------   ------------
INCOME:
   Gains (losses) on trading of
      commodity futures contracts:
         Realized gains (losses) on
            closed positions         $    (30 436)  $   (297 255)  $   118 084
         Change in unrealized gains
            on open positions
            and options                  (182 613)        87 133      (103 940)
   Interest income                         30 796         51 547        70 150
                                     ------------   ------------   ------------

         Total income (loss)             (182 253)      (158 575)       84 294
                                     ------------   ------------   ------------

EXPENSES: (Note 3)
   Brokerage commissions and fees          24 838         70 522        86 606
   General Partner management fees         15 312         23 595        38 150
   Advisor management fees                 12 002         48 127        64 811
   Advisor incentive fees                     950         27 520         9 246
   Other                                    8 768          8 451        13 429
                                     ------------   ------------   ------------

         Total expenses                    61 870        178 215       212 242
                                     ------------   ------------   ------------

NET LOSS                             $   (244 123)  $   (336 790)  $  (127 948)
                                     ============   ============   ============

NET INCOME (LOSS) PER PARTNERSHIP
   UNIT (Note 1)                     $     (23.51)  $     (27.05)  $      6.22
                                     ============   ============   ============












See accompanying notes to financial statements.                             F-4





                            OXFORD FUTURES FUND, LTD.
                         (A Colorado Limited Partnership)

                    STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
               FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
               ====================================================


                                                     Limited          General
                                     Total           Partners         Partners
                                  -----------      -----------      -----------

BALANCES, December 31, 1993       $ 3 673 737      $ 3 504 935     $   168 802

   Redemption of 18,787.256
      limited partnership units   (1 983 733)       (1 818 275)       (165 458)

   Net loss                         (127 948)         (141 491)         13 543
                                  ----------       -----------      -----------

BALANCES, December 31, 1994        1 562 056         1 545 169          16 887

   Redemption of 2,191.852
      limited partnership units     (217 144)         (217 144)           -

   Net income (loss)                (336 790)         (333 076)         (3 714)
                                 -----------       -----------      -----------

BALANCES, December 31, 1995        1 008 122           994 949          13 173

   Redemption of 1,793.763
     partnership units              (132 977)         (132 977)           -

   Net loss                         (244 123)         (240 890)         (3 233)
                                 -----------       -----------      -----------

BALANCES, December 31, 1996      $   631 022       $   621 082     $     9 940
                                 ===========       ===========     ============


NET ASSET VALUE PER UNIT:

   At December 31, 1993          $    116.62
                                 ===========

   At December 31, 1994          $    122.84
                                 ===========

   At December 31, 1995          $     95.79
                                 ===========

   At December 31, 1996          $     72.28
                                 ===========
See accompanying notes to financial statements.                             F-5






                             OXFORD FUTURES FUND, LTD.
                         (A Colorado Limited Partnership)

                             STATEMENTS OF CASH FLOWS
                            ===========================
                            INCREASE (DECREASE) IN CASH

                                                Year Ended December 31,
                                     ------------------------------------------
                                        1996            1995            1994
                                     -----------     -----------     ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                          $  (244 123)    $  (336 790)   $ (127 948)
   Adjustments to reconcile net
      loss to net cash provided
      by operating activities:
         Decrease in commodity
           futures trading
           account cash                  171 382         643 457     2 149 043
         (Increase) decrease in
           unrealized gain on
           open commodity
           futures contracts             175 313         (79 832)       83 308
         Decrease (increase) on
           long options                     -               -            5 940
         Decrease in interest
           receivable                       858            2 889         1 466
         Increase (decrease) in
           accrued management
            and incentive fees          (30 942)          15 202         2 292
         Increase (decrease) in
           brokerage commissions
            payable                      (4 895)          (1 273)       (2 602)
         Increase (decrease) in
           short options                 (8 400)           8 400          (500)
         Increase (decrease) in
           accrued expenses                (403)          (3 202)          289
                                    -----------      -----------     ----------

           Net cash provided by
              operating activities       58 790          248 851     2 111 288

CASH FLOWS USED IN FINANCING
   ACTIVITIES:
      Partner redemptions               (81 852)        (232 145)   (2 103 511)
                                     -----------     -----------     ----------

NET INCREASE (DECREASE) IN CASH         (23 062)          16 706         7 777

CASH, beginning of year                  26 072            9 366         1 589
                                    -----------      -----------     ----------

CASH, end of year                   $     3 010      $    26 072    $    9 366
                                    ===========      ===========     ==========
See accompanying notes to financial statements.                             F-6




                            OXFORD FUTURES FUND, LTD.
                         (A Colorado Limited Partnership

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

Advisory Contracts
------------------

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

Brokerage Agreement
-------------------

The Partnership has entered into brokerage agreements with Bradford & Co., Incorporated ("Bradford"), one of the General Partners and with Refco, Inc. Bradford, which is not a clearing member of any exchange, clears its trades through LFG, LLC. The agreements provide that the Partnership shall pay brokerage commissions to the clearing brokers ranging from $16 to $60 per round-turn trade and any transaction fees imposed by an exchange, exchange clearing house or registered futures association with respect to the Partnership's transactions. Bradford remits a portion of the commissions it receives to the clearing broker, LFG, LLC and to the Selling Agent and Additional Sellers.

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

General Partner Management Fee
------------------------------

The Partnership will pay Rockwell a monthly management fee equal to 1/6 of 1% of the Partnership's management fee net asset value (as defined) as of the last day of each month. At December 31, 1996 and 1995, $1,158 and $1,754 was due Rockwell.
                                                                            F-8



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

The following table sets forth the averages, highs and lows for the Partnership's month-end net asset values and the monthly rates of return for the year ended December 31, 1996.


                                  Average            High           Low
                                -----------     -----------     -----------

    Net Asset Value            $   751,871      $   989,992     $   631,022

    Rate of Return                   -2.05%           10.61%         -21.24%

At December 31, 1996, the Partnership had no open contracts.

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

                                                                           F-9