Form 10-Q
period 1997-03-31
OXFORD FUTURES FUND LTD
filed 1997-04-28
CIK 811100

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


            Quarterly Report Under Section 13 or 15(d)
             of the Securities Exchange Act of 1934


For quarter ended: March 31, 1997    Commission File: 0-16166


                     Oxford Futures Fund, Ltd.
     ____________________________________________________

     (Exact name of Registrant as specified in its charter)


   Colorado                                 84-1037525
____________________________     _______________________________

(State or other jurisdiction    (IRS Employer Identification No.)
incorporation or organization)


  1202 Bergen Parkway, Suite 212
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


                    Yes   {x}             No   { }


      Units of Limited
    Partnership Interest                        8,555.442
    ____________________            _____________________________

      Title of Class              Outstanding at March 31, 1997

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

The Partnership's Net Asset Value per Unit was $91.691 as of March 31, 1997 and $72.280 and $77.236 as of December 31, 1996 and
September 30, 1996 respectively.

The Partnership is unaware of any unusual or infrequent events or transactions or significant economic changes which materially affected income from operations.


PART II--OTHER INFORMATION

Item 5.     Other Information

            None

Item 6.     Exhibits and Reports on Form 8-K

No reports on Form 8-K have been filed during the quarter ended
March 31, 1997.










                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Date:   April 28, 1997  .

                                 OXFORD FUTURES FUND, LTD.

                         By: Rockwell Futures Management, Inc.
                                one of its General Partners

                                   /s/ Robert J. Amedeo
                         By: _________________________________
                                Robert J. Amedeo, President
                                and Chief Executive Officer

                                   /s/ John L. Conner, Sr.
                         By: _________________________________
                                John L. Conner, Sr.
                                Secretary-Treasurer, Director
                                and Chief Financial Officer





































OXFORD FUTURES FUND, LTD.
(A Colorado Limited Partnership)
STATEMENTS OF FINANCIAL CONDITION

                         March 31, 1997       December 31, 1996
                            (Unaudited)
ASSETS

Cash in bank               $     3,033              $     3,010
Equity in commodity
 futures trading account
  Cash                         726,902                  696,283
  Unrealized gain on
   open commodity
   futures contracts           103,767                     -
Interest receivable              1,568                    2,289
                            __________               __________

                           $   835,270              $   701,582
                            __________               __________
                            __________               __________

LIABILITIES AND PARTNERS' CAPITAL

Liabilities
  Short options            $         0              $         0
  Accrued management
   and incentive fees           45,061                    1,298
  Accrued administrative
   expenses                      4,634                    6,184
  Accrued brokerage
   commissions                   1,116                        0
  Redemptions payable                0                   63,078
                            __________               __________

Total Liabilities               50,811                   70,560
                            __________               __________


Partners' Capital              784,459                  631,022
                            __________               __________

                               835,270                  701,582
                            __________               __________
                            __________               __________

Net Asset Value
 per Unit                  $    91.691               $   72.280
                            __________               __________
                            __________               __________


Units Outstanding            8,555.442                8,730.203
                            __________               __________
                            __________               __________






OXFORD FUTURES FUND, LTD.
(A Colorado Limited Partnership)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
(Unaudited)

                                 1997                     1996

REVENUES

Realized tradings gains
  (losses)                 $   116,271              $   (72,612)
Increase (decrease) in
 unrealized trading gains      100,642                 (171,911)
Interest                         6,109                    8,360
                            ___________              ___________

                               223,022                 (236,163)
                            ___________              ___________

EXPENSES

Brokerage Commissions            4,689                   14,805
Management fees                  6,300                   12,792
Incentive fees                  42,660                        0
Administrative                   2,055                    2,469
                            ___________              ___________

                                55,704                   30,066
                            ___________              ___________

NET INCOME (LOSS)          $   167,318              $  (266,229)
                            ___________              ___________
                            ___________              ___________

Net Income (loss) per
 Partnership Unit          $    19.411              $   (25.679)
                            ___________              ___________
                            ___________              ___________





















OXFORD FUTURES FUND, LTD.
(A Colorado Limited Partnership)
STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash
FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
(Unaudited)


                                 1997                     1996
CASH FLOWS PROVIDED BY
 OPERATING ACTIVITIES

Net Gain (Loss)            $   167,318              $  (266,229)
Adjustments to reconcile
net loss to net cash
provided by operating
activities
  Commodity futures
   trading account
   cash                        (30,618)                 160,076
  Unrealized gain (loss)
   on open commodity
   futures contracts           (98,942)                 168,460
  Long Options                  (4,825)                       0
  Short Options                      0                   (4,014)
  Interest receivable              721                      857
  Accrued management and
   incentive fees               43,762                  (28,660)
  Accrued expenses              (1,550)                  (2,367)
  Commissions payable            1,116                   (1,791)
                             __________               __________


NET CASH PROVIDED BY
 OPERATING ACTIVITIES           76,982                   26,332
                             __________               __________

CASH FLOWS USED IN
 FINANCING ACTIVITIES:
  Limited partner
  redemptions                  (76,959)                 (50,542)
                             __________               __________



NET INCREASE/DECREASE IN
 CASH FOR THE PERIOD                23                  (24,210)


CASH, BEGINNING OF PERIOD        3,010                   26,072
                             __________               __________



CASH, END OF PERIOD        $     3,033              $     1,862
                             __________               __________
                             __________               __________





                   OXFORD FUTURES FUND, LTD.

                 NOTES TO FINANCIAL STATEMENTS



1. The financial information for the three months ended March 31, 1997 and 1996 is unaudited. However, in the opinion of the Partnership's management, they contain all adjustments (which consist solely of normal recurring adjustments) necessary for a fair presentations.

It is assumed that users of the interim financial information have read or have access to the Partnership's audited financial statements for the year ended December 31, 1996.


                   OXFORD FUTURES FUND, LTD.
                      INDEX TO EXHIBITS


FINANCIAL DATA SCHEDULE                                 EX-27