Form 10-Q
period 1997-06-30
OXFORD FUTURES FUND LTD
filed 1997-08-12
CIK 811100

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


            Quarterly Report Under Section 13 or 15(d)
             of the Securities Exchange Act of 1934


For quarter ended: June 30, 1997         Commission File: 0-16166

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


                    Yes   {x}             No   { }


      Units of Limited
    Partnership Interest                        8,040.938
    ____________________            _____________________________
      Title of Class                 Outstanding at June 30, 1997


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

The Partnership's Net Asset Value per Unit was $86.445 as of June
30, 1997 and $91.691 and $72.280 as of March 31, 1997 and
December 31, 1996 respectively.

The Partnership is unaware of any unusual or infrequent events or transactions or significant economic changes which materially affected income from operations.


PART II--OTHER INFORMATION

Item 5.     Other Information

            None

Item 6.     Exhibits and Reports on Form 8-K

No reports on Form 8-K have been filed during the quarter ended
June 30, 1997.




                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Date: August 5, 1997.

                                 OXFORD FUTURES FUND, LTD.
                         By: Rockwell Futures Management, Inc.
                            one of its General Partners

                              /s/ Robert J. Amedeo
                         By: _________________________________
                                  Robert J. Amedeo, President
                                  and Chief Executive Officer

                             /s/ John L. Conner, Sr.
                         By: _________________________________
                                 John L. Conner, Sr.
                                 Secretary-Treasurer, Director
                                 and Chief Financial Officer

































OXFORD FUTURES FUND, LTD.
(A Colorado Limited Partnership)
STATEMENTS OF FINANCIAL CONDITION

                         June 30, 1997        December 31, 1996
                         (Unaudited)
ASSETS

Cash in bank               $     3,056              $     3,010
Equity in commodity
 futures trading account
  Cash                         751,739                  696,283
Unrealized gain on
   open commodity
   futures contracts           (19,450)                       0
Interest receivable              2,321                    2,289
                            __________               __________
                           $   737,666              $   701,582
                            __________               __________
                            __________               __________

LIABILITIES AND PARTNERS' CAPITAL

Liabilities
  Short options            $         0              $         0
   Accrued management
   and incentive fees           11,552                    1,298
Accrued administrative
   expenses                      3,130                    6,184
Accrued brokerage
   commissions                     588                        0
Redemptions payable             27,297                   63,078
                            __________               __________
Total Liabilities               42,567                   70,560
                            __________               __________

Partners' Capital              695,099                  631,022
                            __________               __________

                               737,666                  701,582
                            __________               __________
                            __________               __________
Net Asset Value
 per Unit                  $    86.445               $   72.280
                            __________               __________
                            __________               __________

Units Outstanding            8,040.938                8,730.203
                            __________               __________
                            __________               __________





OXFORD FUTURES FUND, LTD.
(A Colorado Limited Partnership)
STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
(Unaudited)

                                  1997                     1996

REVENUES

Realized trading gains
  (losses)                 $   204,947              $     2,639
Increase (decrease) in
 unrealized trading gains      (19,450)                (191,061)
Interest                        14,437                   15,772
                           ___________              ___________
                               199,934                 (172,650)
                           ___________              ___________
EXPENSES

Brokerage Commissions            9,653                   18,126
Management fees                 12,741                   18,537
Incentive fees                  52,025                        0
Administrative                   4,014                    5,329
                           ___________              ___________
                                78,433                   41,992
                           ___________              ___________

NET INCOME (LOSS)          $   121,501              $  (214,642)
                           ___________              ___________
                           ___________              ___________
Net Income (loss) per
 Partnership Unit          $    14.165              $   (20.431)
                           ___________              ___________
                           ___________              ___________




















OXFORD FUTURES FUND, LTD.
(A Colorado Limited Partnership)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
(Unaudited)

                                  1997                     1996

REVENUES

Realized trading gains
  (losses)                 $    88,676              $    75,251
Increase (decrease) in
 unrealized trading gains     (120,092)                 (19,150)
Interest                         8,328                    7,412
                           ___________              ___________
                               (23,088)                  63,513
                           ___________              ___________
EXPENSES

Brokerage Commissions            4,964                    3,321
Management fees                  6,441                    5,745
Incentive fees                   9,365                        0
Administrative                   1,959                    2,860
                           ___________              ___________
                                22,729                   11,926
                           ___________              ___________

NET INCOME (LOSS)          $   (45,817)             $    51,587
                           ___________              ___________
                           ___________              ___________
Net Income (loss) per
 Partnership Unit          $    (5.246)             $     5.248
                           ___________              ___________
                           ___________              ___________



















OXFORD FUTURES FUND, LTD.
(A Colorado Limited Partnership)
STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash
FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
(Unaudited)


                                 1997                     1996
CASH FLOWS PROVIDED BY
 OPERATING ACTIVITIES

Net Gain (Loss)             $   121,501             $   (214,642)
Adjustments to reconcile
net loss to net cash
provided by operating
activities
  Commodity futures
   trading account
   cash                        (55,455)                 113,817
Unrealized gain on
   open commodity
   futures contracts            19,450                  182,551
Short Options                        0                   (3,160)
Interest receivable                (32)                     653
Accrued management and
   incentive fees               10,254                  (30,766)
Accrued expenses                (3,055)                  (3,310)
Commissions payable                588                   (4,715)
                            __________                __________

NET CASH PROVIDED BY
 OPERATING ACTIVITIES           93,251                   40,428
                            __________               __________
CASH FLOWS USED IN
 FINANCING ACTIVITIES:
  Limited partner
  redemptions                  (93,204)                 (64,625)
                            __________               __________


NET INCREASE/DECREASE IN
 CASH FOR THE PERIOD                47                   24,197

CASH, BEGINNING OF PERIOD        3,010                  (26,072)
                            __________               __________


CASH, END OF PERIOD        $     3,057              $     1,875
                            __________               __________
                            __________               __________




                   OXFORD FUTURES FUND, LTD.

                 NOTES TO FINANCIAL STATEMENTS



1. The financial information for the six months ended June 30, 1997 and 1996 is unaudited. However, in the opinion of the Partnership's management, they contain all adjustments (which consist solely of normal recurring adjustments) necessary for a fair presentations.

It is assumed that users of the interim financial information have read or have access to the Partnership's audited financial statements for the year ended December 31, 1996.


                   OXFORD FUTURES FUND, LTD.
                      INDEX TO EXHIBITS


FINANCIAL DATA SCHEDULE                                 EX-27