Form 10-Q
period 1997-09-30
OXFORD FUTURES FUND LTD
filed 1997-11-04
CIK 811100

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


            Quarterly Report Under Section 13 or 15(d)
             of the Securities Exchange Act of 1934


For quarter ended: September 30, 1997    Commission File: 0-16166


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


                    Yes   {x}             No   { }


      Units of Limited
    Partnership Interest                        7,767.474
    ____________________            _____________________________

      Title of Class              Outstanding at September 30, 1997


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

The Partnership's Net Asset Value per Unit was $90.434 as of
September 30, 1997, $86.445 as of June 30, 1997 and $91.691 as of
March 31, 1997.

The Partnership is unaware of any unusual or infrequent events or transactions or significant economic changes which materially affected income from operations.


PART II--OTHER INFORMATION

Item 5.     Other Information

            None

Item 6.     Exhibits and Reports on Form 8-K

No reports on Form 8-K have been filed during the quarter ended
September 30, 1997.










                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Date:   October 28, 1997  .

                                 OXFORD FUTURES FUND, LTD.

                         By: Rockwell Futures Management, Inc.
                                one of its General Partners

                                   /s/ Robert J. Amedeo
                         By: _________________________________
                                Robert J. Amedeo, President
                                and Chief Executive Officer

                                   /s/ John L. Conner, Sr.
                         By: _________________________________
                                John L. Conner, Sr.
                                Secretary-Treasurer, Director
                                and Chief Financial Officer





































OXFORD FUTURES FUND, LTD.
(A Colorado Limited Partnership)
STATEMENTS OF FINANCIAL CONDITION

                       September 30, 1997         December 31, 1996
                            (Unaudited)
ASSETS

Cash in bank               $     3,080              $     3,010
Equity in commodity
 futures trading account
  Cash                         709,287                  696,283
  Unrealized gain on
   open commodity
   futures contracts            39,619                        0
Interest receivable              2,339                    2,289
                            __________               __________

                           $   754,325              $   701,582
                            __________               __________
                            __________               __________

LIABILITIES AND PARTNERS' CAPITAL

Liabilities
  Short options            $         0              $         0
  Accrued management
   and incentive fees           25,777                    1,298
  Accrued administrative
   expenses                      4,630                    6,184
  Accrued brokerage
   commissions                   1,267                        0
  Redemptions payable           20,209                   63,078
                            __________               __________

Total Liabilities               51,883                   70,560
                            __________               __________


Partners' Capital              702,442                  631,022
                            __________               __________

                               754,325                  701,582
                            __________               __________
                            __________               __________

Net Asset Value
 per Unit                  $    90.434               $   72.280
                            __________               __________
                            __________               __________


Units Outstanding            7,767.474                8,730.203
                            __________               __________
                            __________               __________







OXFORD FUTURES FUND, LTD.
(A Colorado Limited Partnership)
STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
(Unaudited)

                                 1997                     1996

REVENUES

Realized tradings gains
  (losses)                 $   209,418              $     9,418
Increase (decrease) in
 unrealized trading gains       39,619                 (177,243)
Interest                        21,818                   23,490
                            ___________              ___________

                               270,855                 (144,335)
                            ___________              ___________

EXPENSES

Brokerage Commissions           16,754                   20,890
Management fees                 19,575                   23,063
Incentive fees                  75,586                      950
Administrative                   5,644                    7,084
                            ___________              ___________

                               117,559                   51,987
                            ___________              ___________

NET INCOME (LOSS)          $   153,296              $  (196,322)
                            ___________              ___________
                            ___________              ___________

Net Income (loss) per
 Partnership Unit          $    18.154              $   (18.557)
                            ___________              ___________
                            ___________              ___________





















OXFORD FUTURES FUND, LTD.
(A Colorado Limited Partnership)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
(Unaudited)

                                 1997                     1996

REVENUES

Realized tradings gains
  (losses)                 $     4,470              $     6,779
Increase (decrease) in
 unrealized trading gains       59,069                   13,818
Interest                         7,381                    7,718
                            ___________              ___________

                                70,920                   28,315
                            ___________              ___________

EXPENSES

Brokerage Commissions            7,101                    2,764
Management fees                  6,833                    4,526
Incentive fees                  23,561                      950
Administrative                   1,630                    1,755
                            ___________              ___________

                                39,125                    9,995
                            ___________              ___________

NET INCOME (LOSS)          $    31,795              $    18,320
                            ___________              ___________
                            ___________              ___________

Net Income (loss) per
 Partnership Unit          $     3.989              $     1.874
                            ___________              ___________
                            ___________              ___________





















OXFORD FUTURES FUND, LTD.
(A Colorado Limited Partnership)
STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
(Unaudited)


                                 1997                     1996
CASH FLOWS PROVIDED BY
 OPERATING ACTIVITIES

Net Loss                   $   153,296              $  (196,322)
Adjustments to reconcile
net loss to net cash
provided by operating
activities
  Commodity futures
   trading account
   cash                        (13,003)                 110,726
  Unrealized gain on
   open commodity
   futures contracts           (39,619)                 172,343
  Short Options                      0                   (2,400)
  Interest receivable              (50)                     584
  Accrued management and
   incentive fees               24,479                  (29,776)
  Accrued expenses              (1,555)                  (1,832)
  Commissions payable            1,267                   (4,715)
                             __________               __________


NET CASH PROVIDED BY
 OPERATING ACTIVITIES          124,815                   48,608
                             __________               __________

CASH FLOWS USED IN
 FINANCING ACTIVITIES:
  Limited partner
  redemptions                 (124,745)                 (71,692)
                             __________               __________



NET INCREASE/DECREASE IN
 CASH FOR THE PERIOD                70                  (23,084)


CASH, BEGINNING OF PERIOD        3,010                   26,072
                             __________               __________



CASH, END OF PERIOD        $     3,080              $     2,988
                             __________               __________
                             __________               __________





                   OXFORD FUTURES FUND, LTD.

                 NOTES TO FINANCIAL STATEMENTS



1. The financial information for the nine months ended September 30, 1997 and 1996 is unaudited. However, in the opinion of the Partnership's management, they contain all adjustments (which consist solely of normal recurring adjustments) necessary for a fair presentations.

It is assumed that users of the interim financial information have read or have access to the Partnership's audited financial statements for the year ended December 31, 1996.


                   OXFORD FUTURES FUND, LTD.
                      INDEX TO EXHIBITS


FINANCIAL DATA SCHEDULE                                 EX-27