Form 10-K
period 1997-12-31
OXFORD FUTURES FUND LTD
filed 1998-03-12
CIK 811100

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                     FORM 10-K

                   ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

{x}                 For the Fiscal Year Ended December 31, 1997

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

                    Yes   {x}             No   { }

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. {x}

The Partnership has no voting stock. As of December 31, 1997 there were 7,203.691 Units issued and outstanding.

Total number of pages: 31.  Consecutive page numbers on which exhibits commence:19.


                     DOCUMENTS INCORPORATED BY REFERENCE

     Prospectus dated April 14, 1987 included within the Registration Statement on Form S-18 (File No. 33-12190-D), incorporated by reference into Parts I, II, III and IV.

     Prospectus dated October 6, 1987 included within the Registration Statement on Form S-1 (File No. 33-16807), incorporated by reference into Parts I and II.

     Annual Report on Form 10-K for the years ended December 31, 1987, 1988, 1989, 1990, 1991, 1992, 1993, 1994, 1995, 1996 and 1997 incorporated by reference into Part IV.
















































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

     As of December 31, 1997, the Partnership's trading advisors were Aune, Willowbridge and Hampton. The following is a brief description of their trading strategies:

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

     Rockwell is the sole general partner of a number of other commodity pools that are currently trading. As of December 31, 1997, Rockwell and Bradford are co-general partners of DEC Futures Fund, Ltd. and Polaris Futures Fund, Ltd.

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

Item 4.   Submission of Matters to a Vote of Security Holders
          ___________________________________________________
          None.

                                      PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters
          _____________________________________________________________________

     Units of Limited Partnership Interest are not publicly traded. Units may be transferred or redeemed subject to the conditions imposed by the Agreement of Limited Partnership. As of December 31, 1997 and as of December 31, 1996, there were, respectively, 98 and 117 Limited Partners in the Partnership and 7,203.691 and 8,730.203 total Units outstanding.

     The General Partners have sole discretion in determining what distributions, if any, the Partnership will make to its Unit holders. The General Partners have not made any distributions as of the date hereof.

Item 6.   Selected Financial Data
          _______________________

     Following is a summary of selected financial data of the Partnership.

                        1997       1996      1995       1994      1993

Total Income (Loss) $ 212,366  $(182,253) $( 158,575)  $84,294   $278,280
Net Income (Loss)      80,520   (244,123)   (336,790) (127,948)  (183,412)
Net Income (Loss)
  per Unit               8.89     (23.51)     (27.05)     6.22      (5.34)
Total Assets          611,085     701,582   1,072,197 1,622,005  3,853,985
Partners' Capital     584,694     631,022   1,008,122 1,562,056  3,673,737
Net Asset Value
  per Unit              81.17       72.28       95.79    122.84     116.62
Distribution             --         --          --       --        --

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation
          ___________________________________________________________

     Reference is made to Item 6, Selected Financial Data. The information contained therein is essential to, and should be read in conjunction with, the following analysis:

Capital Resources

     The Partnership will raise additional capital only through the sale of Units offered pursuant to subsequent offering, and does not intend to raise any additional capital through borrowing. Due to the nature of the Partnership's business, it will make no capital expenditures and will have no capital assets which are not operating capital or assets. The Partnership is currently closed to new investors, and no units were offered in 1997.

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

   1997 was a year of boom or bust in the commodity futures markets, with most commodities posting solid gains during the first half, then plummeting in the latter half. Financial futures fared much better, as the major stock indexes and interest rate futures closed the year at record highs.

   Bonds performed well because of strong foreign buying by U.S. investors who believe they are less risky than equities. Also fueling the price rise is the perception that general inflation is not going to pick up anytime soon, and fixed income investments will continue to perform well.

   The Commodity Research Bureau index and the Goldman Sachs commodities index advanced in late 1996 and early last year but gave back all of their gains in late 1997. Two areas of concern that bond investors continued to monitor are the tightening U.S. labor market and the continuing strength in non-Asian markets. If this strength should continue, rather than weakening as many anticipate, wage pressures could kick in, sparking inflation fears and concerns of Fed tightening.

   Silver boomed in 1997, rallying more than 20 percent on tight stocks and strong demand, while gold plummeted to levels not seen in 15 years.

   Crude declined in 1997 by more than $8, while natural gas climbed more than $2 from the summer lows. Crude oil was under pressure all year because of increasing production by both OPEC and non-OPEC producers. Natural gas rallied on strong demand by industrial users.

   Except for a brief spring rally, the grain markets traded in a relatively tight range for most of 1997. Grains rallied in the spring on the possibility of weather problems. But as the summer wore on, prices eroded because of ideal growing conditions for U.S. crops.

   Soybeans were the strongest of the U.S. grains, as the spot contract traded as high as $7.50 per bushel on strong demand for soybean meal and tight stocks for the old crop beans. But even this rally was short-lived because of a sharp increase in planted acreage by U.S. producers. Total acres planted reached a 15-year high.

      These volatile markets presented winning opportunities for Aune and Hampton. In 1997, realized and unrealized trading profits totaled approximately $184,000. This total results from $167,000 in profits from Hampton, $37,000 in profits from Aune and $20,000 in losses from Willowbridge. Hampton traded only futures contracts based upon the S&P 500 index.
Contracts traded by Aune included currencies, interest rates, energies and agricultural commodities. Contracts traded by Willowbridge included all major U.S. and foreign markets. The Partnership's open positions can be found in
Exhibit 99.8.

   In 1996, realized and unrealized trading losses totaled approximately $213,000. This total resulted from $110,000 in losses from CCA, $9,000 in losses from Chang, $66,000 in losses from FX 500 and $28,000 in losses from Aune.

   In 1995, realized and unrealized trading losses totaled approximately $210,000. This total results from $217,000 in profits from CCA, $8,000 in losses from Chang, losses of $449,000 from FX 500 and profits of $30,000 from Campbell.

     In 1994, realized and unrealized trading profits totaled approximately $14,000. This total results from $178,000 profits from CCA, $72,000 profits from FX 500, and losses of $236,000 from Campbell.

   The Partnership's net assets declined from $631,022 on December 31, 1996 to $584,694 on December 31, 1997. The decline in Partnership assets in 1997 was due to investor redemptions. Investor redemptions totaled approximately $477,000 during the three years ended December 31, 1997. Redemptions totaled $127,000, $133,000 and $217,000 during 1997, 1996, and 1995, respectively.
Investors may redeem Units at the end of any month. There is no way to predict the amount of future redemptions or, as is noted above, to predict the profitability of trading. Redemptions and trading losses reduce the capital available for trading.

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

     The following table sets forth the averages, highs and lows for the Partnership's month-end net asset values and the monthly rates of return for the year ended December 31, 1997.

                                Average         High            Low
                              -----------    -----------    ----------
     Net Asset Value          $ 695,739      $ 851,426     $ 584,694

     Rate of Return                1.63%         22.49%       -19.85%



   At December 31, 1997, the notional value of open contracts held by the Partnership was:
                                                  commitments to
                                              -----------------
                                           Purchase              Sell
                                           --------            --------
          Interest Rates                 $  4,839,254        $   81,438
          Agricultural Commodities          4,488,454              -
          Foreign Currencies                1,475,218              -
          Metals                              120,060           386,800
          Energy                                 -              236,680
          Stock indices                     1,713,425              -
                                         ------------        -----------
                                         $ 12,636,411        $   704,918
                                         ============        ===========

     See the detailed schedule of open contract notional values at exhibit
99.8.

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

     Inflation does have an effect on commodity prices and the volatility in the commodity markets; however, continued inflation is not expected to have an adverse effect on the Partnership's operations or its assets. Because the Partnership conducts business as a Partnership, and, as such does not pay federal income taxes, neither the Taxpayer Relief Act of 1997 nor the Tax Reform Act of 1986 had no effect on its operations or on its tax liability. However, some expenses may be limited as to deductibility by individual partners.

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

     Douglas O. Kitchen is Executive Vice President of Bradford and a partner of the Selling Agent. Mr. Kitchen received a Bachelor of Science Degree from Kansas State University in 1968. He served two years as an artillery officer in the United States Army and was thereafter employed as a commodity broker with Peavey Company, a Minneapolis, Minnesota grain company. He assumed the position of branch manager of the Atlanta, Georgia Peavey office in 1971 and served in that capacity until 1976. From 1976 until 1981 he served as a commodity manager for the Atlanta branch of Thomson McKinnon Securities, Inc. In 1981, Mr. Kitchen started the commodity department for the Selling Agent, in Nashville, Tennessee, and in 1985 became President of J.C. Bradford Futures, Inc.

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



Item 11.  Executive Compensation
          ______________________

     The Partnership is managed by its General Partners, Rockwell Futures Management, Inc. and Bradford & Co., Incorporated. Rockwell receives a monthly management fee of 1/6 of 1% of the Partnership's month-end Management Fee Net Asset Value. Bradford receives no management fee. For the year ending December 31, 1997, the Partnership incurred fees to Rockwell in the amount of $14,411.

     Bradford and Man acted as the commodity brokers for the Partnership during 1997 and received commissions as their compensation. Bradford has clearing arrangements with LFG, who is responsible on certain exchanges or markets for transaction execution and clearance of futures contracts (and options, if traded) as well as for certain administrative duties.

     The brokerage rate paid by the Partnership to Bradford for trades entered by Aune on the Partnership's behalf was $30 per round-turn trade, plus NFA fees.Bradford pays LFG $7.25 to $12.50 per contract on a round-turn basis.For trades entered by Willowbridge on the Partnership's behalf, the Partnership paid Man $25 per round-turn trade plus NFA fees. For the period ended December 31, 1996, the Partnership incurred $23,696 in brokerage commissions of which a portion was retained by Bradford. A portion of brokerage commissions was paid to the Clearing Brokers and underwriters of the Partnership Units who are registered with the Commodity Futures Trading Commission for their continuing services to the Partnership. Bradford pays to the Partnership monthly interest based on 80% of the equity of the Partnership's trading account at the 90-day U.S. treasury bill rate. Bradford retains any amounts earned in excess of such rate.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          ______________________________________________________________

     (a) Security Ownership of Certain Beneficial Owners. As of December 31, 1997 a total of 7,203.691 Units of Limited Partnership interests are issued and outstanding and are held by 98 Limited Partners. No limited partner owned 5% or more of the outstanding Units.

     (b) Security Ownership of Management. Rockwell and Bradford owned 1.015 and 136.501 General Partnership Units, respectively, as of December 31, 1997 having an aggregate value of $82.38 and $11,079.24, respectively, which is approximately .01% and 1.89% of the Net Asset Value of the Partnership. Rockwell and Bradford did not own any Limited Partnership Units as of December 31, 1997.

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

               10.3 Advisory Contract, dated March 24, 1987, between the Partnership, Rockwell Futures Management, Inc., J.C. Bradford Futures, Inc. and Mint Investment Management Company. (b)
               10.4 Supplement to Advisory Contract, dated August 10, 1987, between the Partnership, Rockwell Futures Management, Inc., J.C. Bradford Futures, Inc. and Mint Investment Management Company. (b)

               10.5 Selling Agreement, dated October 6, 1987, between the Partnership, Rockwell Futures Management, Inc., J. C. Bradford Futures, Inc., Mint Investment Management Company, Stotler and Company, E.D. & F. Man International Futures, Inc. and J.C. Bradford & Co., Inc. (b)

               10.6 Advisory Contract, dated September 26, 1991, between the Partnership, Rockwell Futures Management, Inc., J.C. Bradford & Co., Incorporated and Northfield Trading, L.P. (e)

               10.7 Amendment, dated September 30, 1991, to the March 24, 1987 Advisory Contract, as amended, among Mint Investment Management Company, the Partnership, Rockwell Futures Management, Inc. and J.C. Bradford & Co., Incorporated. (e)

               10.8 Advisory Contract dated December 15, 1992, and Amendment dated January 29, 1993, between the Partnership, Rockwell Futures Management, Inc., Bradford & Co.,Incorporated and Campbell & Company, Inc. (f)

               10.9 Advisory Contract dated December 15, 1992, between the Partnership, Rockwell Futures Management, Inc., Bradford & Co., Incorporated and FX 500, LTD. (f)

               10.10 Advisory contract dated March 25, 1993 between the Partnership, Rockwell Futures Management, Inc., Bradford & Co., Incorporated and CCA Capital Management, Inc. (g)

               10.11 Advisory contract dated September 7, 1995 between the Partnership, Rockwell Futures Management, Inc., Bradford & Co., Incorporated and Yu-Dee Chang and Company, Inc., CTA doing business as Capital Asset Management. (h)

               10.12 Advisory Contract dated April 30, 1996 between the Partnership, Rockwell Futures Management, Inc., Bradford & Co., Incorporated and Mark Aune, CTA. (i)

               10.13 Advisory contract dated January 9, 1997 between the Partnership, Rockwell Futures Management, Inc., Bradford & Co., Incorporated and Hampton Investors Inc. (i)

               10.14 Advisory contract dated January 13, 1997 between the Partnership, Rockwell Futures Management, Inc., Bradford & Co., Incorporated and Willowbridge Associates Inc. (i)

          (27) Financial Data Schedule (i)

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

               99.8      Open commodity positions on December 31, 1997.  (j)

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

          (i) Exhibits 10.12, 10.13, 10.14 and 99.7 are incorporated by reference from the Partnership's Annual Report on Form 10-K for the year 1996. Exhibits 27 and 99.8 are attached hereto and made part of this Report on Form 10-K for the year ended December 31, 1996.

(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended December 31, 1997.































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


                                        OXFORD FUTURES FUND, LTD.

                                        By:  Rockwell Futures Management, Inc.
                                        one of its General Partners



Date:  February 27, 1998                By:  /s/ Robert J. Amedeo
       _________________                _________________________________
                                        Robert J. Amedeo, President



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the date indicated.


Date: February 27, 1998                By:  /s/ Robert J. Amedeo
      _________________                _________________________________
                                       Robert J. Amedeo
                                       President, Director and
                                       Chief Executive Officer
                                       Rockwell Futures Management, Inc.
                                       (a General Partner)

Date: February 27, 1998                By:  /s/ John L. Conner, Sr.
      _________________                _________________________________
                                       John L. Conner, Sr.
                                       Secretary, Treasurer, Director
                                       and Chief Financial Officer
                                       Rockwell Futures Management, Inc.
                                       (a General Partner)





















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

                                        OXFORD FUTURES FUND, LTD.

                                        By:  Bradford & Co., Incorporated
                                        one of its General Partners


Date: February 27, 1998                 By: /s/ W. Lucas Simons
      _________________                 _________________________________
                                        W. Lucas Simons, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the date indicated.


Date: February 27, 1998                  By: /s/ W. Lucas Simons
      ________________                  _________________________________
                                        W. Lucas Simons
                                        President and Director
                                        Bradford & Co., Incorporated
                                        (a General Partner)

Date: February 27, 1998                 By: /s/ C. Taxon Malott
      _________________                 _________________________________
                                        C. Taxon Malott
                                        Vice President and Director
                                        Bradford & Co., Incorporated
                                        (a General Partner)

Date: February 27, 1998                 By: /s/ Randall R. Harness
      _________________                 _________________________________
                                        Randall R. Harness
                                        Vice President and Sec./Treas.
                                        Bradford & Co., Incorporated
                                        (a General Partner)




















                            OXFORD FUTURES FUND, LTD.
                                 INDEX TO EXHIBITS

Exhibit
_______

27        Financial Data Schedule

99.8      Open commodity positions on December 31, 1997.

















































OXFORD FUTURES FUND, LTD.                                           EXHIBIT 99.8
Notional Account Values
December 31, 1997
                             # of       12/31/97
                           Positions     mkt val                 Notional Value
Contract          Contract ---------    per contr    Contract   ---------------
Description       Date    Long  Short   in U.S. $      Size     Short      Long
-------------------------------------------------------------------------------
Willowbridge
Regulated US $
WHEAT              Mar-98    2            6.763      5,000               67,625
SOYBEANS           May-98    2            6.835      5,000               68,350
SOYBEAN MEAL       Mar-98    2            201.5      5,000            2,015,000
SOYBEAN MEAL       May-98    2            200.4      5,000            2,004,000
SOYBEAN OIL        Mar-98    2            25.27        600               30,324
US T BOND FUT      Mar-98    4          120.469      1,000              481,875
LT T-NOTES         Mar-98    4          112.156      1,000              448,625
BEAN OIL MACE      Mar-98    4            25.27         30                3,032
SILVER             May-98    4            600.3         50              120,060
CSC COCOA-METR     Mar-98    2             16.3      1,000               32,600
CSC SUGAR 11       Mar-98    2            12.22      1,120               27,373
CSC COFFEE         Mar-98    2           162.45        375              121,838
CSC COFFEE         May-98    2           157.75        375              118,312
NY LT CRUDE        Feb-98         2       17.64      1,000     35,280
EURO DLR, IMM      Sep-98    4            94.16      2,500              941,600
JYEN, IMM          Mar-98         4       77.36      1,250    386,800

British Pound
LIF LG GILT        Mar-98    4          200.005        500              400,009

Deutschmark
LIF DM BUND        Mar-98    4           57.951      2,500              579,505
LIF EURO DMARK     Sep-98    4           53.362      2,500              533,618

French Francs
NOTL BOND, MTF     Mar-98    4           16.773      5,000              335,460
PIBOR 3 MO, MTF    Sep-98    4           15.952     12,500              797,575

Italian Lira
LIF ITAL BOND      Mar-98    4            0.065  2,000,000              523,384

Swiss Francs
3MO EUROSF-LIF     Sep-98    4           67.048      2,500              670,477
                          _____________
                            66     6
Aune
Regulated US $
WHEAT              Mar-98          5      3.258      5,000    81,438
US T-BONDS         Mar-98    5          120.469      1,000              602,344
LT CRUDE           Feb-98          5      17.64      1,000    88,200
NATURAL GAS        Feb-98          5      2.264     10,000   113,200

Hampton
Regulated US $
S&P 500            Mar-98    7            979.1        250            1,713,425
                           ____________                    ____________________
                            78    21                         704,918 12,636,411
                           ------------                    ===================
                                  99
                                =======

OXFORD FUTURES FUND, LTD.
Notional Account Values (continued)
December 31, 1997

     SUMMARY:                                          Commitments  Commitments
                                                       to Purchase    to Sell

     Interest Rates                                    4,839,254         81,438
     Agricultural Commodities                          4,488,454           -
     Foreign Currencies (Exchange Traded Futures)      1,475,218           -
     Metals                                              120,060        386,800
     Energy                                                 -           236,680
     Stock Indices                                     1,713,425           -
                                                      ----------      ---------
          Totals                                      12,636,411        704,918

















































                           OXFORD FUTURES FUND, LTD.

                              FINANCIAL STATEMENTS

                              FOR THE YEARS ENDED

                        DECEMBER 31, 1997, 1996 AND 1995

















































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

Notes to Financial Statements                                               F-7























                                                                            F-1















            REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Partners
Oxford Futures Fund, Ltd.

We have audited the statements of financial condition of Oxford Futures Fund, Ltd. (A Colorado Limited Partnership) as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' capital, and cash flows for the years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oxford Futures Fund, Ltd. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended December 31, 1997, 1996, and 1995, in conformity with generally accepted accounting principles.



                                                     Spicer, Jeffries & Co.


Denver, Colorado
January 20, 1998
                                                                           F-2













                              OXFORD FUTURES FUND, LTD.
                          (A Colorado Limited Partnership)

                         STATEMENTS OF FINANCIAL CONDITION
                         =================================

                                                          December 31,
                                                          ------------
                                                     1997              1996
                                                  -----------       -----------
                                      ASSETS
                                      ------


CASH                                              $     3 104       $     3 010
EQUITY IN COMMODITY FUTURES TRADING
   ACCOUNTS:
      Cash                                            578 367           696 283
      Unrealized gain on open commodity futures
         contracts (Note 1)                            27 706              -

INTEREST RECEIVABLE                                     1 908             2 289
                                                  -----------       -----------

                                                  $   611 085       $   701 582
                                                  ===========       ===========

                         LIABILITIES AND PARTNERS' CAPITAL
                         ---------------------------------

LIABILITIES:
   Brokerage commissions accrued on open
      commodity futures positions (Note 1)        $     2 214     $      -
   Accrued management and incentive fees (Note 3)       1 852             1 298
   Redemptions payable                                 16 210            63 078
   Accrued expenses                                     6 115             6 184

                                                  -----------       -----------

         TOTAL LIABILITIES                             26 391            70 560
                                                  -----------       -----------
COMMITMENTS (Note 3)

PARTNERS' CAPITAL (Note 2):
   General Partners - 137.516 units outstanding        11 162             9 940
   Limited Partners - 7,066.175  and 8,592.687
      units outstanding                               573 532           621 082
                                                  -----------       -----------

         TOTAL PARTNERS' CAPITAL                      584 694           631 022
                                                  -----------       -----------

                                                  $   611 085       $   701 582
                                                  ===========       ===========
See accompanying notes to financial statements.                             F-3






                             OXFORD FUTURES FUND, LTD.
                         (A Colorado Limited Partnership)

                             STATEMENTS OF OPERATIONS
                             ========================


                                               Year Ended December 31,
                                     ------------------------------------------
                                          1997          1996           1995
                                     ------------- -------------- -------------
INCOME:
   Gains (losses) on trading of
      commodity futures contracts:
         Realized gains (losses) on
            closed positions         $    156 749  $    (30 436)  $   (297 255)
         Change in unrealized gains
            on open positions
            and options                    27 706      (182 613)        87 133
   Interest income                         27 912        30 796         51 547
                                     ------------- ------------   ------------

         Total income (loss)              212 367      (182 253)      (158 575)
                                     ------------- ------------   ------------

EXPENSES: (Note 3)
   Brokerage commissions and fees          23 696        24 838         70 522
   General Partner management fees         14 411        15 312         23 595
   Advisor management fees                 10 894        12 002         48 127
   Advisor incentive fees                  75 586           950         27 520
   Other                                    7 260         8 768          8 451
                                     ------------- ------------   ------------

         Total expenses                   131 847        61 870        178 215
                                     ------------- ------------   ------------
NET INCOME (LOSS)                    $     80 520  $   (244 123)  $   (336 790)
                                     ============= ============   ============

NET INCOME (LOSS) PER PARTNERSHIP
   UNIT (Note 1)                     $       8.89  $     (23.51)  $     (27.05)
                                     ============= ============   ============












See accompanying notes to financial statements.                             F-4






                            OXFORD FUTURES FUND, LTD.
                         (A Colorado Limited Partnership)

                    STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
               FOR THE YEARS ENDED DECEMBER 31, 1997 1996 AND 1995
                ====================================================


                                                     Limited          General
                                     Total           Partners         Partners
                                  -----------      -----------      -----------

BALANCES, December 31, 1994        1 562 056         1 545 169           16 887

   Redemption of 2,191.852
      limited partnership units     (217 144)         (217 144)            -

   Net loss                         (336 790)         (333 076)          (3 714)
                                 -----------       -----------      -----------

BALANCES, December 31, 1995        1 008 122           994 949           13 173

   Redemption of 1,793.763
     partnership units              (132 977)         (132 977)            -

   Net loss                         (244 123)         (240 890)          (3 233)
                                 -----------       -----------      -----------

BALANCES, December 31, 1996      $   631 022       $   621 082     $      9 940

   Redemption of 1,526.512
     partnership units              (126 848)         (126 848)            -

   Net income                         80 520            79 297            1 223
                                 -----------       -----------      -----------

BALANCES, December 31, 1997      $   586 694       $   573 531      $    11 163
                                 ===========       ===========      ===========

NET ASSET VALUE PER UNIT:

   At December 31, 1994          $    122.84
                                 ===========

   At December 31, 1995          $     95.79
                                 ===========

   At December 31, 1996          $     72.28
                                 ===========

   At December 31, 1997          $     81.17
                                 ===========
See accompanying notes to financial statements.                             F-5







                             OXFORD FUTURES FUND, LTD.
                         (A Colorado Limited Partnership)

                             STATEMENTS OF CASH FLOWS
                            ===========================
                            INCREASE (DECREASE) IN CASH

                                                Year Ended December 31,
                                     ------------------------------------------
                                        1997            1996            1995
                                     -----------     -----------     ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                 $    80 520     $ (244 123)    $ (336 790)
   Adjustments to reconcile net income
      (loss) to net cash provided
      by operating activities:
         Decrease in commodity
           futures trading
           account cash                  117 916         171 382       643 457
         (Increase) decrease in
           unrealized gain on
           open commodity
           futures contracts             (27 706)        175 313      (79 832)
         Decrease in interest
           receivable                        381             858         2 889
         Increase (decrease) in
           accrued management
            and incentive fees               554         (30 942)       15 202
         Increase (decrease) in
           brokerage commissions
            payable                        2 214          (4 895)       (1 273)
         Increase (decrease) in
           short options                    -             (8 400)        8 400
         Increase (decrease) in
           accrued expenses                  (69)           (403)       (3 202)
                                     ------------     -----------   ------------

           Net cash provided by
              operating activities       173 810          58 790       248 851

CASH FLOWS USED IN FINANCING
   ACTIVITIES:
      Partner redemptions               (173 716)        (81 852)     (232 145)
                                     ------------     -----------  -----------

NET INCREASE (DECREASE) IN CASH               94         (23 062)       16 706

CASH, beginning of year                    3 010          26 072         9 366
                                     ------------     -----------   -----------

CASH, end of year                    $     3 104     $     3 010   $    26 072
                                     ============    ===========   ===========
See accompanying notes to financial statements.                             F-6




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

                                                                      F-7




                              OXFORD FUTURES FUND, LTD.
                           (A Colorado Limited Partnership)

                           NOTES TO FINANCIAL STATEMENTS
                                    (Continued)
                           =============================

NOTE 3 - CONTRACTS AND AGREEMENTS (continued)

Advisory Contracts
------------------

Partnership or the Advisors may terminate their agreement upon written notice. During the term of the advisory contracts, the Partnership paid the Advisors a monthly management fee ranging from .083% to .25% of the assets allocated to them (as defined) as of the last day of each month, and a quarterly incentive fee equal to 15% - 25% of the Partnership's trading profits for each quarter. The monthly management fee is paid to the Advisors whether or not the Partnership has a profit. However, the quarterly incentive fee is payable only on cumulative profits achieved from commodity trading (as defined).

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

General Partner Management Fee
------------------------------

The Partnership will pay Rockwell a monthly management fee equal to 1/6 of 1% of the Partnership's management fee net asset value (as defined) as of the last day of each month. At December 31, 1997 and 1996, $1,005 and $1,158 was due Rockwell.
                                                                            F-8



                             OXFORD FUTURES FUND, LTD.
                         (A Colorado Limited Partnership)

                           NOTES TO FINANCIAL STATEMENTS
                                    (Concluded)
                           =============================
NOTE 4  -  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET
           RISKS AND UNCERTAINTIES
-------------------------------------------------------
The Partnership participates in the speculative trading of commodity futures contracts, substantially all of which are subject to margin requirements. The minimum amount of margin required for each contract is set from time to time in response to various market factors by the respective exchanges. Further, the clearing broker has the right to require margin in excess of the minimum exchange requirement. Risk arises from changes in the value of these contracts (market risk) and the potential inability of brokers to perform under the terms of their contracts (credit risk). The following table sets forth the averages, highs and lows for the Partnership's month-end net asset values and the monthly rates of return for the year ended December 31, 1997.

                                  Average            High           Low
                                -----------     -----------     -----------
    Net Asset Value            $   695,739      $   851,426     $   584,694
    Rate of Return                    1.63%           22.49%         -19.85%

At December 31, 1997, the notional value of open contracts held by the
Partnership was:                                      Commitments  Commitments
                                                       to Purchase    to Sell

     Interest Rates                                    4,839,254         81,438
     Agricultural Commodities                          4,488,454           -
     Foreign Currencies (Exchange Traded Futures)      1,475,218           -
     Metals                                              120,060        386,800
     Energy                                                 -           236,680
     Stock Indices                                     1,713,425           -
                                                      ----------      ---------
                                                      12,636,411        704,918

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