Form 10-Q
period 1998-03-31
OXFORD FUTURES FUND LTD
filed 1998-04-27
CIK 811100

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


            Quarterly Report Under Section 13 or 15(d)
             of the Securities Exchange Act of 1934


For quarter ended: March 31, 1998    Commission File: 0-16166


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


                    Yes   {x}             No   { }


      Units of Limited
    Partnership Interest                        6,557.077
    ____________________            _____________________________

      Title of Class              Outstanding at March 31, 1998

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

The Partnership's Net Asset Value per Unit was $112.678 as of March 31, 1998 and $81.166 and $90.434 as of December 31, 1997 and
September 30, 1997 respectively.

The Partnership is unaware of any unusual or infrequent events or transactions or significant economic changes which materially affected income from operations.


PART II--OTHER INFORMATION

Item 5.     Other Information

            None

Item 6.     Exhibits and Reports on Form 8-K

No reports on Form 8-K have been filed during the quarter ended
March 31, 1998.










                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Date:   April 24, 1998  .

                                 OXFORD FUTURES FUND, LTD.

                         By: Rockwell Futures Management, Inc.
                                one of its General Partners

                                   /s/ Robert J. Amedeo
                         By: _________________________________
                                Robert J. Amedeo, President
                                and Chief Executive Officer

                                   /s/ John L. Conner, Sr.
                         By: _________________________________
                                John L. Conner, Sr.
                                Secretary-Treasurer, Director
                                and Chief Financial Officer





































OXFORD FUTURES FUND, LTD.
(A Colorado Limited Partnership)
STATEMENTS OF FINANCIAL CONDITION

                         March 31, 1998       December 31, 1997
                            (Unaudited)
ASSETS

Cash in bank               $     3,138              $     3,104
Equity in commodity
 futures trading account
  Cash                         679,706                  578,367
  Unrealized gain on
   open commodity
   futures contracts           100,497                   27,706
Interest receivable              2,273                    1,908
                            __________               __________

                           $   785,614              $   611,085
                            __________               __________
                            __________               __________

LIABILITIES AND PARTNERS' CAPITAL

Liabilities
  Short options            $         0              $         0
  Accrued management
   and incentive fees           34,611                    1,852
  Accrued administrative
   expenses                      4,615                    6,115
  Accrued brokerage
   commissions                   1,592                    2,214
  Redemptions payable            5,956                   16,210
                            __________               __________

Total Liabilities               46,774                   26,391
                            __________               __________


Partners' Capital              738,840                  584,694
                            __________               __________

                               785,614                  611,085
                            __________               __________
                            __________               __________

Net Asset Value
 per Unit                  $   112.678               $   81.166
                            __________               __________
                            __________               __________


Units Outstanding            6,557.077                7,203.691
                            __________               __________
                            __________               __________






OXFORD FUTURES FUND, LTD.
(A Colorado Limited Partnership)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
(Unaudited)

                                 1998                     1997

REVENUES

Realized tradings gains
  (losses)                 $   181,095              $   116,271
Increase (decrease) in
 unrealized trading gains       72,792                  100,642
Interest                         6,418                    6,109
                            ___________              ___________

                               260,305                  223,022
                            ___________              ___________

EXPENSES

Brokerage Commissions            3,227                    4,689
Management fees                  6,416                    6,300
Incentive fees                  32,331                   42,660
Administrative                   1,615                    2,055
                            ___________              ___________

                                43,589                   55,704
                            ___________              ___________

NET INCOME (LOSS)          $   216,716              $   167,318
                            ___________              ___________
                            ___________              ___________

Net Income (loss) per
 Partnership Unit          $    31.512              $    19.411
                            ___________              ___________
                            ___________              ___________





















OXFORD FUTURES FUND, LTD.
(A Colorado Limited Partnership)
STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash
FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
(Unaudited)


                                 1998                     1997
CASH FLOWS PROVIDED BY
 OPERATING ACTIVITIES

Net Gain (Loss)            $   216,716              $   167,318
Adjustments to reconcile
net loss to net cash
provided by operating
activities
  Commodity futures
   trading account
   cash                       (101,339)                 (30,618)
  Unrealized gain (loss)
   on open commodity
   futures contracts           (72,791)                 (98,942)
  Long Options                       0                   (4,825)
  Short Options                      0                        0
  Interest receivable             (365)                     721
  Accrued management and
   incentive fees               32,759                   43,762
  Accrued expenses              (1,500)                  (1,550)
  Commissions payable             (622)                   1,116
                             __________               __________


NET CASH PROVIDED BY
 OPERATING ACTIVITIES           72,858                   76,982
                             __________               __________

CASH FLOWS USED IN
 FINANCING ACTIVITIES:
  Limited partner
  redemptions                  (72,824)                 (76,959)
                             __________               __________



NET INCREASE/DECREASE IN
 CASH FOR THE PERIOD                34                       23


CASH, BEGINNING OF PERIOD        3,104                    3,010
                             __________               __________



CASH, END OF PERIOD        $     3,138              $     3,033
                             __________               __________
                             __________               __________





                   OXFORD FUTURES FUND, LTD.

                 NOTES TO FINANCIAL STATEMENTS



1. The financial information for the three months ended March 31, 1998 and 1997 is unaudited. However, in the opinion of the Partnership's management, they contain all adjustments (which consist solely of normal recurring adjustments) necessary for a fair presentations.

It is assumed that users of the interim financial information have read or have access to the Partnership's audited financial statements for the year ended December 31, 1997.


                   OXFORD FUTURES FUND, LTD.
                      INDEX TO EXHIBITS


FINANCIAL DATA SCHEDULE                                 EX-27