Form 10-Q
period 1998-06-30
OXFORD FUTURES FUND LTD
filed 1998-08-04
CIK 811100

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


            Quarterly Report Under Section 13 or 15(d)
             of the Securities Exchange Act of 1934


For quarter ended: June 30, 1998         Commission File: 0-16166


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


                    Yes   {x}             No   { }


      Units of Limited
    Partnership Interest                        6,479.420
    ____________________            _____________________________

      Title of Class                 Outstanding at June 30, 1998


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

The Partnership's Net Asset Value per Unit was $88.961 as of June
30, 1998 and $112.678 and $81.166 as of March 31, 1998 and December
31, 1997 respectively.

The Partnership is unaware of any unusual or infrequent events or transactions or significant economic changes which materially affected income from operations.


PART II--OTHER INFORMATION

Item 5.     Other Information

            None

Item 6.     Exhibits and Reports on Form 8-K

No reports on Form 8-K have been filed during the quarter ended
June 30, 1998.










                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Date:   July 28, 1998  .

                                 OXFORD FUTURES FUND, LTD.

                         By: Rockwell Futures Management, Inc.
                                one of its General Partners

                                   /s/ Robert J. Amedeo
                         By: _________________________________
                                Robert J. Amedeo, President
                                and Chief Executive Officer

                                   /s/ John L. Conner, Sr.
                         By: _________________________________
                                John L. Conner, Sr.
                                Secretary-Treasurer, Director
                                and Chief Financial Officer





































OXFORD FUTURES FUND, LTD.
(A Colorado Limited Partnership)
STATEMENTS OF FINANCIAL CONDITION

                           June 30, 1998         December 31, 1997
                            (Unaudited)
ASSETS

Cash in bank               $     3,404              $     3,104
Equity in commodity
 futures trading account
  Cash                         572,803                  578,367
  Unrealized gain on
   open commodity
   futures contracts            10,179                   27,706
Interest receivable              1,709                    1,908
                            __________               __________
                           $   588,095              $   611,085
                            __________               __________
                            __________               __________

LIABILITIES AND PARTNERS' CAPITAL

Liabilities
  Short options            $         0              $         0
  Accrued management
   and incentive fees            5,529                    1,852
  Accrued administrative
   expenses                      3,115                    6,115
  Accrued brokerage
   commissions                   2,147                    2,214
  Redemptions payable              890                   16,210
                            __________               __________
Total Liabilities               11,681                   26,391
                            __________               __________
Partners' Capital
                               576,414                  584,694
                            __________               __________

                               588,095                  611,085
                            __________               __________
                            __________               __________

Net Asset Value
 per Unit                  $    88.961               $   81.166
                            __________               __________
                            __________               __________

Units Outstanding            6,830.059                7,203.691
                            __________               __________
                            __________               __________









OXFORD FUTURES FUND, LTD.
(A Colorado Limited Partnership)
STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
(Unaudited)

                                 1998                     1997

REVENUES

Realized trading gains
  (losses)                 $   130,716              $   204,947
Increase (decrease) in
 unrealized trading gains      (17,527)                 (19,450)
Interest                        12,610                   14,437
                            ___________              ___________

                               125,799                  199,934
                            ___________              ___________

EXPENSES

Brokerage Commissions           11,959                    9,653
Management fees                 12,306                   12,741
Incentive fees                  36,028                   52,025
Administrative                   3,313                    4,014
                            ___________              ___________

                                63,606                   78,433
                            ___________              ___________

NET INCOME (LOSS)          $    62,193              $   121,501
                            ___________              ___________
                            ___________              ___________

Net Income (loss) per
 Partnership Unit          $     7.795              $    14.165
                            ___________              ___________
                            ___________              ___________





















OXFORD FUTURES FUND, LTD.
(A Colorado Limited Partnership)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
(Unaudited)

                                 1998                     1997

REVENUES

Realized trading gains
  (losses)                 $   (50,379)             $    88,676
Increase (decrease) in
 unrealized trading gains      (90,319)                (120,092)
Interest                         6,192                    8,328
                            ___________              ___________

                              (134,506)                 (23,088)
                            ___________              ___________

EXPENSES

Brokerage Commissions            8,732                    4,964
Management fees                  5,890                    6,441
Incentive fees                   3,697                    9,365
Administrative                   1,698                    1,959
                            ___________              ___________

                                20,017                   22,729
                            ___________              ___________

NET INCOME (LOSS)          $  (154,523)             $   (45,817)
                            ___________              ___________
                            ___________              ___________

Net Income (loss) per
 Partnership Unit          $   (23.717)             $    (5.246)
                            ___________              ___________
                            ___________              ___________





















OXFORD FUTURES FUND, LTD.
(A Colorado Limited Partnership)
STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash
FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
(Unaudited)


                                 1998                     1997
CASH FLOWS PROVIDED BY
 OPERATING ACTIVITIES

Net Loss                   $    62,193              $   121,501
Adjustments to reconcile
net loss to net cash
provided by operating
activities
  Commodity futures
   trading account
   cash                          5,564                  (55,455)
  Unrealized gain on
   open commodity
   futures contracts            17,526                   19,450
  Short Options                      0                        0
  Interest receivable              199                      (32)
  Accrued management and
   incentive fees                3,678                   10,254
  Accrued expenses              (3,000)                  (3,055)
  Commissions payable              (67)                     588
                             __________               __________


NET CASH PROVIDED BY
 OPERATING ACTIVITIES           86,093                   93,251
                             __________               __________

CASH FLOWS USED IN
 FINANCING ACTIVITIES:
  Limited partner
  redemptions                  (85,793)                 (93,204)
                             __________               __________



NET INCREASE/DECREASE IN
 CASH FOR THE PERIOD               300                       47


CASH, BEGINNING OF PERIOD        3,104                    3,010
                             __________               __________



CASH, END OF PERIOD        $     3,404              $     3,057
                             __________               __________
                             __________               __________





                   OXFORD FUTURES FUND, LTD.

                 NOTES TO FINANCIAL STATEMENTS



1. The financial information for the six months ended June 30, 1998 and 1997 is unaudited. However, in the opinion of the Partnership's management, they contain all adjustments (which consist solely of normal recurring adjustments) necessary for a fair presentations.

It is assumed that users of the interim financial information have read or have access to the Partnership's audited financial statements for the year ended December 31, 1997.


                   OXFORD FUTURES FUND, LTD.
                      INDEX TO EXHIBITS


FINANCIAL DATA SCHEDULE                                 EX-27