Form 10-Q
period 1998-09-30
OXFORD FUTURES FUND LTD
filed 1998-11-10
CIK 811100

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


            Quarterly Report Under Section 13 or 15(d)
             of the Securities Exchange Act of 1934


For quarter ended: September 30, 1998    Commission File: 0-16166


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


                    Yes   {x}             No   { }


      Units of Limited
    Partnership Interest                        5,702.451
    ____________________            _____________________________

      Title of Class              Outstanding at September 30, 1998


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

The Partnership's Net Asset Value per Unit was $135.592 as of
September 30, 1998, $88.961 as of June 30, 1998 and $112.678 as of
March 31, 1998.

The Partnership is unaware of any unusual or infrequent events or transactions or significant economic changes which materially affected income from operations.


PART II--OTHER INFORMATION

Item 5.     Other Information

            None

Item 6.     Exhibits and Reports on Form 8-K

No reports on Form 8-K have been filed during the quarter ended
September 30, 1998.










                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Date:   October 28, 1998  .

                                 OXFORD FUTURES FUND, LTD.

                         By: Rockwell Futures Management, Inc.
                                one of its General Partners

                                   /s/ Robert J. Amedeo
                         By: _________________________________
                                Robert J. Amedeo, President
                                and Chief Executive Officer

                                   /s/ John L. Conner, Sr.
                         By: _________________________________
                                John L. Conner, Sr.
                                Secretary-Treasurer, Director
                                and Chief Financial Officer





































OXFORD FUTURES FUND, LTD.
(A Colorado Limited Partnership)
STATEMENTS OF FINANCIAL CONDITION

                       September 30, 1998         December 31, 1997
                            (Unaudited)
ASSETS

Cash in bank               $     3,430              $     3,104
Equity in commodity
 futures trading account
  Cash                         768,327                  578,367
  Unrealized gain on
   open commodity
   futures contracts           121,859                   27,706
Interest receivable              2,592                    1,908
                            __________               __________

                           $   896,208              $   611,085
                            __________               __________
                            __________               __________

LIABILITIES AND PARTNERS' CAPITAL

Liabilities
  Short options            $         0              $         0
  Accrued management
   and incentive fees           37,093                    1,852
  Accrued administrative
   expenses                      4,608                    6,115
  Accrued brokerage
   commissions                   2,202                    2,214
  Redemptions payable           79,096                   16,210
                            __________               __________

Total Liabilities              122,999                   26,391
                            __________               __________


Partners' Capital              773,209                  584,694
                            __________               __________

                               896,208                  611,085
                            __________               __________
                            __________               __________

Net Asset Value
 per Unit                  $   135.592               $   81.166
                            __________               __________
                            __________               __________


Units Outstanding            5,702.451                7,203.691
                            __________               __________
                            __________               __________







OXFORD FUTURES FUND, LTD.
(A Colorado Limited Partnership)
STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
(Unaudited)

                                 1998                     1997

REVENUES

Realized tradings gains
  (losses)                 $   355,791              $   209,418
Increase (decrease) in
 unrealized trading gains       94,153                   39,619
Interest                        19,040                   21,818
                            ___________              ___________

                               468,984                  270,855
                            ___________              ___________

EXPENSES

Brokerage Commissions           19,507                   16,754
Management fees                 19,549                   19,575
Incentive fees                  70,535                   75,586
Administrative                   4,921                    5,644
                            ___________              ___________

                               114,512                  117,559
                            ___________              ___________

NET INCOME (LOSS)          $   354,472              $   153,296
                            ___________              ___________
                            ___________              ___________

Net Income (loss) per
 Partnership Unit          $    54.426              $    18.154
                            ___________              ___________
                            ___________              ___________





















OXFORD FUTURES FUND, LTD.
(A Colorado Limited Partnership)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
(Unaudited)

                                 1998                     1997

REVENUES

Realized tradings gains
  (losses)                 $   225,075              $     4,470
Increase (decrease) in
 unrealized trading gains      111,680                   59,069
Interest                         6,430                    7,381
                            ___________              ___________

                               343,185                   70,920
                            ___________              ___________

EXPENSES

Brokerage Commissions            7,548                    7,101
Management fees                  7,243                    6,833
Incentive fees                  34,508                   23,561
Administrative                   1,607                    1,630
                            ___________              ___________

                                50,906                   39,125
                            ___________              ___________

NET INCOME (LOSS)          $   292,279              $    31,795
                            ___________              ___________
                            ___________              ___________

Net Income (loss) per
 Partnership Unit          $    46.631              $     3.989
                            ___________              ___________
                            ___________              ___________





















OXFORD FUTURES FUND, LTD.
(A Colorado Limited Partnership)
STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
(Unaudited)


                                 1998                     1997
CASH FLOWS PROVIDED BY
 OPERATING ACTIVITIES

Net Loss                   $   354,472              $   153,296
Adjustments to reconcile
net loss to net cash
provided by operating
activities
  Commodity futures
   trading account
   cash                       (189,961)                 (13,003)
  Unrealized gain on
   open commodity
   futures contracts           (94,153)                 (39,619)
  Short Options                      0                        0
  Interest receivable             (684)                     (50)
  Accrued management and
   incentive fees               35,242                   24,479
  Accrued expenses              (1,508)                  (1,555)
  Commissions payable              (12)                   1,267
                             __________               __________


NET CASH PROVIDED BY
 OPERATING ACTIVITIES          103,396                  124,815
                             __________               __________

CASH FLOWS USED IN
 FINANCING ACTIVITIES:
  Limited partner
  redemptions                 (103,070)                (124,745)
                             __________               __________



NET INCREASE/DECREASE IN
 CASH FOR THE PERIOD               326                       70


CASH, BEGINNING OF PERIOD        3,104                    3,010
                             __________               __________



CASH, END OF PERIOD        $     3,430              $     3,080
                             __________               __________
                             __________               __________





                   OXFORD FUTURES FUND, LTD.

                 NOTES TO FINANCIAL STATEMENTS



1. The financial information for the nine months ended September 30, 1998 and 1997 is unaudited. However, in the opinion of the Partnership's management, they contain all adjustments (which consist solely of normal recurring adjustments) necessary for a fair presentations.

It is assumed that users of the interim financial information have read or have access to the Partnership's audited financial statements for the year ended December 31, 1997.


                   OXFORD FUTURES FUND, LTD.
                      INDEX TO EXHIBITS


FINANCIAL DATA SCHEDULE                                 EX-27