Form 10-K
period 1998-12-31
OXFORD FUTURES FUND LTD
filed 1999-03-22
CIK 811100

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                     FORM 10-K

                   ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

{x}                 For the Fiscal Year Ended December 31, 1998

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

                    Yes   {x}             No   { }

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. {x}

The Partnership has no voting stock. As of December 31, 1998 there were 5,098.505 Units issued and outstanding.

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

     Annual Report on Form 10-K for the years ended December 31, 1987, 1988, 1989, 1990, 1991, 1992, 1993, 1994, 1995, 1996, 1997 and 1998 incorporated by reference into Part IV.
















































                                    PART I
Item 1.   Business
          ________

     Oxford Futures Fund, Ltd. (the Partnership) is a limited partnership which was organized on October 17, 1986 under the Colorado Uniform Limited Partnership Act. The Partnership engages in the speculative trading of commodity futures contracts on U.S. and foreign exchanges and possibly, in the future, other commodity contracts, including forward contracts. J.C. Bradford & Co. clears the Partnership's futures trades through its clearing broker, LFG, L.L.C. (LFG). In January, 1997, the Partnership also entered into a brokerage agreement with E.D. & F Man International, Inc. (Man). Rockwell Futures Management, Inc.(Rockwell) and Bradford are the general partners. From inception until September 30, 1991, Mint Investment Management Company
(Mint)was the sole trading advisor. As of October 1, 1991, the Partnership allocated a portion of its assets to Northfield Trading L.P. (Northfield). As of December 31, 1992, the advisory contract with Mint was terminated and Campbell &
Company, Inc. (Campbell) and FX 500, Ltd. (FX 500) were allocated a portion of the Partnership's assets. As of March 10, 1993, the advisory contract with Northfield was terminated. CCA Capital Management, Inc. (CCA) was added to the Partnership as of March 25, 1993 and the assets previously traded by Northfield were allocated to CCA. Effective August 31, 1995, the advisory contract with Campbell was terminated. As of September 11, 1995, Yu-Dee Chang and Company, Inc., CTA, dba Capital Asset Management (Chang) was allocated a portion of the Partnership's assets. Effective February 6, 1996 the Advisory Agreement with FX 500 was terminated. On April 17, 1996 the advisory contract with CCA was terminated when the Partnership was advised by CCA that it intended to terminate its operations. In May, 1996 a portion of the assets traded by CCA were allocated to Mark Aune, CTA. Aune and Chang acted as the Partnership's sole advisors until December, 1996 when the advisory contract with Chang was terminated. In January, 1997 the assets traded by Chang were allocated to Hampton Investors, Inc. (Hampton) and Willowbridge Associates, Inc.(Willowbridge).Those firms continue to trade for the Partnership.

     The Brokerage Agreements with Bradford and Man can be terminated by either party upon written notice. The Advisory Agreements with Aune, Willowbridge and Hampton may be terminated by any party upon written notice. Upon termination of such agreements, the General Partners will be required to renegotiate such agreements or make other arrangements for providing such services if the Partnership intends to continue trading in commodity futures contracts.

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

     As of December 31, 1998, the Partnership's trading advisors were Aune, Willowbridge and Hampton. The following is a brief description of their trading strategies:

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

     Rockwell is the sole general partner of a number of other commodity pools that are currently trading. As of December 31, 1998, Rockwell and Bradford are co-general partners of DEC Futures Fund, Ltd. and Polaris Futures Fund, Ltd.

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

Item 3.   Legal Proceedings
          _________________

     The General Partners are not aware of any material, legal proceedings to which the Partnership or the General Partners are a party or to which any of their assets are subject other than described below.

     On February 23, 1996, George W. Stevenson, as Trustee in the bankruptcy of William Dunlap Cannon III ("Cannon"), filed an action in the United States Bankruptcy Court for the Western District of Tennessee to recover money allegedly fraudulently transferred by Cannon to Bradford in connection with Cannon's commodities trading with Bradford between March 1992 and February 10, 1994. Cannon, a prominent real estate attorney in Memphis, Tennessee, was a commodities customer with Bradford's Memphis futures office from October 1986 through the closing of his account in February 1994. Beginning in 1987 and continuing from time to time throughout the life of his account. Cannon met margin calls with checks drawn on one or more of his real estate escrow accounts. Cannon never disclosed to Bradford that the money in the accounts being used to meet margin calls did not belong to him. In February 1994 Bradford discovered the truth and closed Cannon's account. After closing the account Bradford learned that Cannon had been misappropriating money from his escrow accounts since the early 1980's and using the money to meet personal obligations. Cannon defrauded scores of people and companies in the process, and was able to hide his theft through an elaborate check-kiting scheme. Between early 1992 and February 10, 1994, Cannon gave Bradford escrow checks totaling $1,137,500.
     The Trustee's Complaint also alleged that Bradford and Charlie Ross, an associated person of Bradford and manager of the firm's Memphis branch office, were guilty of violations of the Commodities Exchange Act and fraudulent misrepresentation under Tennessee common law, among other alleged violations, in connection with the use of a technical trading system in Cannon's account. The system at issue, a reversal breakout system, had been developed principally by another associated person in Bradford's office over a period of years prior to October 1986. Between March 1992 and February 10, 1994, Cannon lost approximately $585,000 trading the reversal system. Cannon's Trustee in bankruptcy alleged that the system lacked a reasonable basis and had not been properly tested. Bradford and Ross denied all of the Trustee's allegations.
     A trial was held in bankruptcy court in Memphis, Tennessee from August 24, 1998 through September 4, 1998. On February 22, 1999, the bankruptcy court entered an Order granting judgement in favor of the Trustee in the amount of $1,137,500 plus interest of 10% annum from February 10, 1994 through February 26, 1999, representing the amount of the escrow checks used by Cannon in his commodities trading. In addition, the bankruptcy court's February 22, 1999 order recommended to the United States District Court in Memphis that judgement also be entered against Bradford and Ross for $2,361,736, representing the total losses in Cannon's account between March 1992 and February 10, 1994 (without credit or offset for profitable trades), together with prejudgment interest, and $5,000,000 in punitive damages. This portion of the court's February 22, 1999 order constitutes a recommendation, not a judgement.
     Pursuant to notices filed with the bankruptcy court, Bradford and Ross are appealing the $1,137,500 judgement to the United States District Court. Entry of judgement will be stayed pending the resolution of this appeal. Bradford and
Ross have further perfected their right to file objections to the bankruptcy court's proposed additional judgment and the findings on which it is based.
The United States District Court is not bound by the bankruptcy court's recommendations and will review the evidence de novo. Bradford and Ross expect to pursue their appeals vigorously, and are optimistic that the bankruptcy court's judgment and recommendations will be overturned on appeal.

Item 4.   Submission of Matters to a Vote of Security Holders
          ___________________________________________________
          None.

                                      PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters
          _____________________________________________________________________

     Units of Limited Partnership Interest are not publicly traded. Units may be transferred or redeemed subject to the conditions imposed by the Agreement of Limited Partnership. As of December 31, 1998 and as of December 31, 1997, there were, respectively, 73 and 98 Limited Partners in the Partnership and 5,098.505 and 7,203.691 total Units outstanding.

     The General Partners have sole discretion in determining what distributions, if any, the Partnership will make to its Unit holders. The General Partners have not made any distributions as of the date hereof.

Item 6.   Selected Financial Data
          _______________________

     Following is a summary of selected financial data of the Partnership.

                        1998       1997       1996       1995        1994

Total Income (Loss) $ 918,558  $  212,366  $ (182,253) $(158,575)   $84,294
Net Income (Loss)     691,099      80,520    (244,123)  (336,790)  (127,948)
Net Income (Loss)
  per Unit             115.81        8.89      (23.51)    (27.05)      6.22
Total Assets        1,152,786     611,085     701,582  1,072,197  1,622,005
Partners' Capital   1,004,265     584,694     631,022  1,008,122  1,562,056
Net Asset Value
  per Unit             196.97       81.17       72.28      95.79     122.84
Distribution             --          --           --                  --

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation
          ___________________________________________________________

     Reference is made to Item 6, Selected Financial Data. The information contained therein is essential to, and should be read in conjunction with, the following analysis:

Capital Resources

     The Partnership will raise additional capital only through the sale of Units offered pursuant to subsequent offering, and does not intend to raise any additional capital through borrowing. Due to the nature of the Partnership's business, it will make no capital expenditures and will have no capital assets which are not operating capital or assets. The Partnership is currently closed to new investors, and no units were offered in 1998.

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

   The key factor affecting commodity prices in 1998 was deflation. By the end of the year, many commodity prices had reached historic lows, generally as a result of declining world wide demand. For example;

In the agricultural markets:

     Hog and cattle prices reached lows because of cheap grain prices and record herds.

     The grain markets declined for much of the year as a result of bumper crops in wheat corn and soybeans and a decline in demand from Asia.

     Prices in the front month in corn sank to less than $2.00 per bushel for the first time since 1988, falling to a low of $1.89.

     Soybeans declined to just above $5.00 per bushel before recovering to
close       the year down 20% from their 1997 closing price of $5.37.

     Wheat also touched its 1998 lows late in August.

     The story was similar in crude oil. 1998 proved to be the most bearish year for prices since 1986. After finishing 1997 at $17.64 per barrel, the nearby contract ended 1998 down 32%.

     Except for a brief mid-year rally in silver, due in part, to heavy buying from Warren Buffett, precious metals prices reflected bearish world-wide demand. Gold continued its 1997 decline and dropped to as low as $271 per ounce in August.

     Financial futures were a different story. Low inflation and continued demand pushed long term interest rates down to just over 5% and pushed the S&P 500 up over 26% for the year. Although market volatility was high, most of the Partnership's profits were the result of Hampton's successful trading of the S&P 500 futures contract.


     In 1998, realized and unrealized trading profits totaled approximately $891,196. This total results from $733,546 in profits from Hampton, $18,562 in profits from Aune and $139,088 in profits from Willowbridge. Hampton traded only futures contracts based upon the S&P 500index.Contracts traded by Aune included currencies, interest rates, energies and agricultural commodities. Contracts traded by Willowbridge included all major U.S. and foreign markets. The Partnership's open positions can be found in Exhibit 99.9.

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

     The Partnership's assets increased from $584,694 on December 31, 1997 to $1,004,265 on December 31, 1998, net of redemptions. The increase in Partnership assets in 1998 resulted from trading profits. Investor redemptions totaled approximately $532,000 during the three years ended December 31, 1998. Redemptions totaled $272,000, $127,000 and $133,000 during 1998, 1997, and
1996, respectively. Investors may redeem Units at the end of any month. There is no way to predict the amount of future redemptions or, as is noted above, to predict the profitability of trading. Redemptions and trading losses reduce the capital available for trading.

     The Partnership speculatively trades commodity futures contracts, substantially all of which are subject to margin requirements. The minimum amount of margin required for each contract is set from time to time in response to various market factors by the respective exchanges. Further, the clearing broker has the right to require margin in excess of the minimum exchange requirement. Risk arises from changes in the value of these contracts (market risk) and the potential inability of brokers to perform under the terms of their contracts (credit risk).

     The following table sets forth the averages, highs and lows for the Partnership's month-end net asset values and the monthly rates of return for the year ended December 31, 1998.

                                Average         High            Low
                              -----------    -----------    ----------
     Net Asset Value          $  749,048      $1,004,265     $ 531,982

     Rate of Return                9.40%          72.98%       -10.47%








     At December 31, 1998, the notional value of open contracts held by the Partnership was:
                                                  commitments to
                                                  ---------------
                                           Purchase              Sell
                                           --------            --------
          Interest Rates                 $    391,974        $     -
          Agricultural Commodities               -               27,580
          Foreign Currencies                  411,911              -
          Metals                                 -               16,800
          Stock indices                     1,868,250              -
                                         ------------        -----------
                                         $  2,672,135        $   44,380
                                         ============        ===========

     See the detailed schedule of open contract notional values at exhibit
99.9.

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

     The Partnership relies on its General Partner to provide the Partnership with certain calculations and reports, so if the year 2000 issue is material to the General Partner, then it may impact the Partnership. However, the year 2000 issue is not material for the General Partner since the administration software is generally "off the shelf" and the General Partner has been advised by the vendors of such software that it is either year 2000 compliant or that updated versions which are year 2000 compliant will be available by the end of the first quarter of 1999. In addition, the Partnership's Clearing Brokers are undergoing an intensive review to determine what areas (if any) are not in compliance with year 2000, and expect to be in compliance prior to the end of 1999. Neither the software replacement nor the compliance review are expected to be material or to yield noncompliance issues that are material.

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

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure
          ________________________________________________

     None.

                                     PART III

Item 10.  Directors and Executive Officers of the Registrant
          __________________________________________________

     The Partnership has no directors or executive officers. The Partnership has no employees. The Partnership is managed by the General Partners. The Partnership's general partners are Rockwell Futures Management, Inc. and Bradford.

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



Item 11.  Executive Compensation
          ______________________

     The Partnership is managed by its General Partners, Rockwell and Bradford. Rockwell receives a monthly management fee of 1/6 of 1% of the Partnership's month-end Management Fee Net Asset Value. Bradford receives no management fee. For the year ending December 31, 1998, the Partnership incurred fees to Rockwell in the amount of $16,123.

     Bradford and Man acted as the commodity brokers for the Partnership during 1998 and received commissions as their compensation. Bradford has clearing arrangements with LFG, who is responsible on certain exchanges or markets for transaction execution and clearance of futures contracts (and options, if traded) as well as for certain administrative duties.

     The brokerage rate paid by the Partnership to Bradford for trades entered by Aune on the Partnership's behalf was $30 per round-turn trade, plus NFA
fees.   Bradford pays LFG $7.25 to $12.50 per contract on a round-turn basis.
For trades entered by Willowbridge on the Partnership's behalf, the Partnership paid Man $25 per round-turn trade plus NFA fees. For the period ended December 31, 1998 the Partnership incurred $22,194 in brokerage commissions of which a portion was retained by Bradford. A portion of brokerage commissions was paid to the Clearing Brokers and underwriters of the Partnership Units who are registered with the Commodity Futures Trading Commission for their continuing services to the Partnership. Bradford pays to the Partnership monthly interest based on 80% of the equity of the Partnership's trading account at the 90-day U.S. treasury bill rate. Bradford retains any amounts earned in excess of such rate.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          ______________________________________________________________

     (a) Security Ownership of Certain Beneficial Owners. As of December 31, 1998 a total of 5,098.505 Units of Limited Partnership interests are issued and outstanding and are held by 73 Limited Partners. No limited partner owned 5% or more of the outstanding Units.

     (b) Security Ownership of Management. Rockwell and Bradford owned 1.015 and 136.501 General Partnership Units, respectively, as of December 31, 1998 having an aggregate value of $199.93 and $26,887.01, respectively, which is approximately .02% and 2.68% of the Net Asset Value of the Partnership. Rockwell and Bradford did not own any Limited Partnership Units as of December 31, 1998.

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

               99.9      Open commodity positions on December 31, 1998.  (k)


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

          (i) Exhibits 10.12, 10.13, 10.14 and 99.7 are incorporated by reference from the Partnership's Annual Report on Form 10-K for the year 1996. Exhibits 27 and 99.9 are attached hereto and made part of this Report on Form 10-K for the year ended December 31, 1998.

(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended December 31, 1998.






















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


                                        OXFORD FUTURES FUND, LTD.

                                        By:  Rockwell Futures Management, Inc.
                                        one of its General Partners



Date:  March 15, 1999                  By:  /s/ Robert J. Amedeo
       _________________                _________________________________
                                        Robert J. Amedeo, President



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the date indicated.


Date: March 15, 1999                   By:  /s/ Robert J. Amedeo
      _________________                _________________________________
                                       Robert J. Amedeo
                                       President, Director and
                                       Chief Executive Officer
                                       Rockwell Futures Management, Inc.
                                       (a General Partner)

Date: March 15, 1999                   By:  /s/ John L. Conner, Sr.
      _________________                _________________________________
                                       John L. Conner, Sr.
                                       Secretary, Treasurer, Director
                                       and Chief Financial Officer
                                       Rockwell Futures Management, Inc.
                                       (a General Partner)




















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

                                        OXFORD FUTURES FUND, LTD.

                                        By:  Bradford & Co., Incorporated
                                        one of its General Partners


Date: March 15, 1999                     By: /s/ W. Lucas Simons
      _________________                 _________________________________
                                        W. Lucas Simons, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the date indicated.


Date: March 15, 1999                    By: /s/ W. Lucas Simons
      ________________                  _________________________________
                                        W. Lucas Simons
                                        President and Director
                                        Bradford & Co., Incorporated
                                        (a General Partner)

Date: March 15, 1999                    By: /s/ C. Taxon Malott
      _________________                 _________________________________
                                        C. Taxon Malott
                                        Vice President and Director
                                        Bradford & Co., Incorporated
                                        (a General Partner)

Date: March 15, 1999                    By: /s/ Randall R. Harness
      _________________                 _________________________________
                                        Randall R. Harness
                                        Vice President and Sec./Treas.
                                        Bradford & Co., Incorporated
                                        (a General Partner)




















                            OXFORD FUTURES FUND, LTD.
                                 INDEX TO EXHIBITS

Exhibit
_______

27        Financial Data Schedule

99.9      Open commodity positions on December 31, 1998.



















































OXFORD FUTURES FUND, LTD.                                          EXHIBIT 99.9
Notional Account Values
December 31, 1998
                             # of       12/31/98
                           Positions     mkt val                 Notional Value
Contract          Contract ---------    per contr    Contract   ---------------
Description       Date    Long  Short   in U.S. $      Size     Short      Long
-------------------------------------------------------------------------------
Willowbridge
Regulated US $
CMX HG COPPER      Mar-99         1        67.2        250     16,800
CSC COCOA-METR     Mar-99         2       13.79      1,000     27,580
IMM AUS DLR        Mar-99    2            60.85      1,000              121,700

British Pound
LIF 3M STG IR      Mar-99    2          156.789      1,250              391,974

Deutschmark
LIF EURO DMARK     Mar-99    2           58.042      2,500              290,211

                          _____________
                             6     3
Aune
Regulated US $
NO OPEN POSITIONS AT DECEMBER 31, 1998


Hampton
Regulated US $
S&P 500            Mar-99    6          1,245.5        250            1,868,250
                           ____________                    ____________________
                            12     3                          44,380  2,672,135
                           ------------                    ====================

                                  15
                                =======




     SUMMARY:                                          Commitments  Commitments
                                                       to Purchase    to Sell

     Interest Rates                                      391,974           -
     Agricultural Commodities                               -            27,580
     Foreign Currencies (Exchange Traded Futures)        411,911           -
     Metals                                                 -            16,800
     Energy                                                 -              -
     Stock Indices                                     1,868,250           -
                                                      ----------      ---------
          Totals                                       2,672,135         44,380










                           OXFORD FUTURES FUND, LTD.

                              FINANCIAL STATEMENTS

                              FOR THE YEARS ENDED

                        DECEMBER 31, 1998, 1997 AND 1996





















































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

Notes to Financial Statements                                               F-7
































                                                                            F-1









            REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Partners
Oxford Futures Fund, Ltd.

We have audited the statements of financial condition of Oxford Futures Fund, Ltd. (A Colorado Limited Partnership) as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' capital, and cash flows for the years ended December 31, 1998, 1997 and 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oxford Futures Fund, Ltd. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years ended December 31, 1998, 1997, and 1996, in conformity with generally accepted accounting principles.

As discussed in Note 4 to the financial statements, a material portion of the Partnership's transactions are processed by its commodity broker who is an external counterparty. The Partnership is in the process of contacting its commodity broker, as well as other suppliers, to assess their compliance and remediation efforts with respect to the so-called 'Year 2000' problem and the Partnership's exposure to them. The ultimate success or failure of the corrective plan and the extent of such success or failure cannot presently be determined. Accordingly, the financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                     Spicer, Jeffries & Co.


Denver, Colorado
January 18, 1999
                                                                           F-2









                              OXFORD FUTURES FUND, LTD.
                          (A Colorado Limited Partnership)

                         STATEMENTS OF FINANCIAL CONDITION
                         =================================

                                                          December 31,
                                                          ------------
                                                     1998             1997
                                                  -----------       -----------
                                      ASSETS
                                      ------


CASH                                              $     3 344       $     3 104
EQUITY IN COMMODITY FUTURES TRADING
   ACCOUNTS:
      Cash                                          1 064 006           578 367
      Unrealized gain on open commodity futures
         contracts (Note 1)                            82 325            27 706

INTEREST RECEIVABLE                                     3 112             1 908
                                                  -----------       -----------

                                                  $ 1 152 787       $   611 085
                                                  ===========       ===========

                         LIABILITIES AND PARTNERS' CAPITAL
                         ---------------------------------

LIABILITIES:
   Brokerage commissions accrued on open
      commodity futures positions (Note 1)        $       317     $       2 214
   Accrued management and incentive fees (Note 3)     102 947             1 852
   Redemptions payable                                 39 149            16 210
   Accrued expenses                                     6 108             6 115
                                                  -----------       -----------

         TOTAL LIABILITIES                            148 521            26 391
                                                  -----------       -----------
COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)

PARTNERS' CAPITAL (Note 2):
   General Partners - 137.516 units outstanding        27 087            11 162
   Limited Partners - 4,960.989  and 7,066.175
      units outstanding                               977 179           573 532
                                                  -----------       -----------

         TOTAL PARTNERS' CAPITAL                    1 004 266           584 694
                                                  -----------       -----------

                                                  $ 1 152 787       $   611 085
                                                  ===========       ===========
See accompanying notes to financial statements.                             F-3






                             OXFORD FUTURES FUND, LTD.
                         (A Colorado Limited Partnership)

                             STATEMENTS OF OPERATIONS
                             ========================


                                               Year Ended December 31,
                                     ------------------------------------------
                                          1998          1997           1996
                                     ------------- -------------- -------------
INCOME:
   Gains (losses) on trading of
      commodity futures contracts:
         Realized gains (losses) on
            closed positions         $    836 758  $    156 749   $   (30 436)
         Change in unrealized gains
            on open positions
            and options                    54 619        27 706      (182 613)
   Interest income                         27 181        27 912         30 796
                                     ------------- ------------   ------------

         Total income (loss)              918 558       212 367       (182 253)
                                     ------------- ------------   ------------

EXPENSES: (Note 3)
   Brokerage commissions and fees          22 194        23 696         24 838
   General Partner management fees         16 123        14 411         15 312
   Advisor management fees                 12 350        10 894         12 002
   Advisor incentive fees                 170 264        75 586            950
   Other                                    6 528         7 260          8 768
                                     ------------- ------------   ------------

         Total expenses                   227 459       131 847         61 870
                                     ------------- ------------   ------------
NET INCOME (LOSS)                    $    691 099  $     80 520   $   (244 123)
                                     ============= ============   ============

NET INCOME (LOSS) PER PARTNERSHIP
   UNIT (Note 1)                     $      115.80 $       8.89   $     (23.51)
                                     ============= ============   ============












See accompanying notes to financial statements.                             F-4







                          OXFORD FUTURES FUND, LTD.
                         (A Colorado Limited Partnership)

                    STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
               FOR THE YEARS ENDED DECEMBER 31, 1998 1997 AND 1996
               ====================================================


                                                     Limited          General
                                     Total           Partners         Partners
                                  -----------      -----------      -----------

BALANCES, December 31, 1995        1 008 122           994 949           13 173

   Redemption of 1,793.763
      limited partnership units     (132 977)         (132 977)            -

   Net loss                         (244 123)         (240 890)          (3
233)
                                 -----------       -----------      -----------

BALANCES, December 31, 1996          631 022           621 082            9 940

   Redemption of 1,526.512
     partnership units              (126 848)         (126 848)            -

   Net income                         80 520            79 297            1 223
                                 -----------       -----------      -----------

BALANCES, December 31, 1997      $   584 694       $   573 531     $     11 163

   Redemption of 2,105.176
     partnership units              (271 527)         (271 527)            -

   Net income                        691 099           675 175           15 924
                                 -----------       -----------      -----------

BALANCES, December 31, 1998      $ 1 004 266       $   977 179      $   27 087
                                 ===========       ===========      ===========

NET ASSET VALUE PER UNIT:

   At December 31, 1995          $     95.79
                                 ===========

   At December 31, 1996          $     72.28
                                 ===========

   At December 31, 1997          $     81.17
                                 ===========

   At December 31, 1998          $    196.97
                                 ===========
See accompanying notes to financial statements.                             F-5






                           OXFORD FUTURES FUND, LTD.
                         (A Colorado Limited Partnership)

                             STATEMENTS OF CASH FLOWS
                            ===========================
                            INCREASE (DECREASE) IN CASH

                                                Year Ended December 31,
                                     ------------------------------------------
                                        1998            1997            1996
                                     -----------     -----------     ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                 $   691 099     $   80 520     $ (244 123)
   Adjustments to reconcile net
      loss to net cash provided
      by operating activities:
         (Increase) decrease in
           commodity futures trading
           account cash                 (485 636)        117 916       171 382
         (Increase) decrease in
           unrealized gain on
           open commodity
           futures contracts             (54 619)        (27 706)      175 313
       Decrease (increase) on
           long options                     -               -             -
         Decrease in interest
           receivable                     (1 204)            381           858
         Increase (decrease) in
           accrued management
            and incentive fees           101 095             554       (30 942)
         Increase (decrease) in
           brokerage commissions
            payable                       (1 897)          2 214        (4 895)
         Increase (decrease) in
           short options                     -                -         (8 400)
         Increase (decrease) in
           accrued expenses                  (7)            (69)          (403)
                                     ------------     -----------  ------------

           Net cash provided by
              operating activities       248 828         173 810        58 790

CASH FLOWS USED IN FINANCING
   ACTIVITIES:
      Partner redemptions               (248 588)       (173 716)      (81 852)
                                      ------------     ----------- ------------

NET INCREASE (DECREASE) IN CASH              240              94       (23 062)

CASH, beginning of year                    3 104           3 010        26 072
                                     ------------     -----------   -----------

CASH, end of year                    $     3 334     $     3 104   $     3 010
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

                                                                      F-7




                              OXFORD FUTURES FUND, LTD.
                           (A Colorado Limited Partnership)

                           NOTES TO FINANCIAL STATEMENTS
                                    (Continued)
                           =============================

NOTE 3 - CONTRACTS AND AGREEMENTS (continued)

Advisory Contracts
------------------

Partnership or the Advisors may terminate their agreement upon written notice. During the term of the advisory contracts. The Partnership pays the Advisors a monthly management fee ranging from .083% of the assets allocated to them (as defined) as of the last day of each month, and a quarterly incentive fee equal to 20% - 25% of the Partnership's trading profits for each quarter. The monthly management fee is paid to the Advisors whether or not the Partnership has a profit. However, the quarterly incentive fee is payable only on cumulative profits achieved from commodity trading (as defined).

Brokerage Agreement
-------------------

The Partnership has entered into brokerage agreements with Bradford & Co., Incorporated ("Bradford"), one of the General Partners and with E.D.&F. Man, International,Inc. Bradford, which is not a clearing member of any exchange, clears its trades through LFG, LLC. The agreements provide that the Partnership shall pay brokerage commissions to the clearing brokers ranging from $16 to $60 per round-turn trade and any transaction fees imposed by an exchange, exchange clearing house or registered futures association with respect to the Partnership's transactions. Bradford remits a portion of the commissions it receives to the clearing broker, LFG, LLC and to the Selling Agent and Additional Sellers.

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

General Partner Management Fee
------------------------------

The Partnership will pay Rockwell a monthly management fee equal to 1/6 of 1% of the Partnership's management fee net asset value (as defined) as of the last day of each month. At December 31, 1998 and 1997, $1,911 and $1,005 was due Rockwell.
                                                                            F-8




                             OXFORD FUTURES FUND, LTD.
                         (A Colorado Limited Partnership)

                           NOTES TO FINANCIAL STATEMENTS
                                    (Concluded)
                           =============================
NOTE 4  -  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET
           RISKS AND UNCERTAINTIES
-------------------------------------------------------
The Partnership participates in the speculative trading of commodity futures contracts, substantially all of which are subject to margin requirements. The minimum amount of margin required for each contract is set from time to time in response to various market factors by the respective exchanges. Further, the clearing broker has the right to require margin in excess of the minimum exchange requirement. Risk arises from changes in the value of these contracts (market risk) and the potential inability of brokers to perform under the terms of their contracts (credit risk). The following table sets forth the averages, highs and lows for the Partnership's month-end net asset values and the monthly rates of return for the year ended December 31, 1998.

                                  Average            High           Low
                                -----------     -----------     -----------
    Net Asset Value            $   749,048      $ 1 004,265     $   531 985
    Rate of Return                   9.40%           72.98%         -10.47%

At December 31, 1998, the notional value of open contracts held by the
Partnership was:                                      Commitments  Commitments
                                                       to Purchase    to Sell

     Interest Rates                                      391,974           -
     Agricultural Commodities                               -            27,580
     Foreign Currencies (Exchange Traded Futures)        411 911           -
     Metals                                                 -            16,800
     Stock Indices                                     1,868,250           -
                                                      ----------      ---------
                                                       2,672,135         44,380

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

     A material portion of the Partnership's transactions are processed by its commodity broker who is an external counterparty. The Partnership is in the process of contacting its commodity broker, as well as other suppliers, to assess their compliance and remediation efforts with respect to the so-called 'Year 2000' problem and the Partnership's exposure to them. The ultimate success or failure of the corrective plan and the extent of such success or failure cannot presently be determined.
                                                                           F-9