Form 10-Q
period 1999-03-31
OXFORD FUTURES FUND LTD
filed 1999-05-11
CIK 811100

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


            Quarterly Report Under Section 13 or 15(d)
             of the Securities Exchange Act of 1934


For quarter ended: March 31, 1999    Commission File: 0-16166


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


                    Yes   {x}             No   { }


      Units of Limited
    Partnership Interest                        4,951.627
    ____________________            _____________________________

      Title of Class              Outstanding at March 31, 1999

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

The Partnership's Net Asset Value per Unit was $199.725 as of March 31, 1999 and $196.973 and $135.592 as of December 31, 1998 and
September 30, 1998 respectively.

The Partnership is unaware of any unusual or infrequent events or transactions or significant economic changes which materially affected income from operations.

Year 2000 Issue. The Partnership does not have any anticipated cost, problems or uncertainties associated with the Year 2000 issue. The Partnership relies on its General Partner to provide the Partnership with certain calculations and reports, so if the Year 2000 issue is material to the General Partner, then it may impact the Partnership. However, the Year 2000 issue is not material for the General Partner since the administration software is generally "off the shelf" and the General Partner has been advised by the vendors of such software that it is either Year 2000 compliant or that updated versions which are Year 2000 compliant will be available by the end of the first quarter of 1999. In addition, the Partnerships Clearing Brokers are undergoing an intensive review to determine what areas (if any) are not in compliance with Year 2000, and expect to be in compliance prior to the end of 1999. Neither the software replacement nor the compliance review are expected to be material or to yield noncompliance issues that are material.



PART II--OTHER INFORMATION

Item 5.     Other Information

            None

Item 6.     Exhibits and Reports on Form 8-K

No reports on Form 8-K have been filed during the quarter ended
March 31, 1999.


















































                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Date:   May 10, 1999  .

                                 OXFORD FUTURES FUND, LTD.

                         By: Rockwell Futures Management, Inc.
                                one of its General Partners

                                   /s/ Robert J. Amedeo
                         By: _________________________________
                                Robert J. Amedeo, President
                                and Chief Executive Officer

                                   /s/ John L. Conner, Sr.
                         By: _________________________________
                                John L. Conner, Sr.
                                Secretary-Treasurer, Director
                                and Chief Financial Officer





































OXFORD FUTURES FUND, LTD.
(A Colorado Limited Partnership)
STATEMENTS OF FINANCIAL CONDITION

                         March 31, 1999       December 31, 1998
                            (Unaudited)
ASSETS

Cash in bank               $   362,753              $     3,344
Equity in commodity
 futures trading account
  Cash                         628,180                1,064,006
  Unrealized gain on
   open commodity
   futures contracts             6,532                   82,325
Interest receivable              1,908                    3,112
                            __________               __________

                           $   999,373              $ 1,152,787
                            __________               __________
                            __________               __________

LIABILITIES AND PARTNERS' CAPITAL

Liabilities
  Accrued management
   and incentive fees            4,386                  102,947
  Accrued administrative
   expenses                      4,580                    6,108
  Accrued brokerage
   commissions                   1,446                      317
  Redemptions payable                0                   39,149
                            __________               __________

Total Liabilities               10,412                  148,521
                            __________               __________


Partners' Capital              988,961                1,004,266
                            __________               __________

                               999,373                1,152,787
                            __________               __________
                            __________               __________

Net Asset Value
 per Unit                  $   199.725               $  196.973
                            __________               __________
                            __________               __________


Units Outstanding            4,951.627                5,098.505
                            __________               __________
                            __________               __________






OXFORD FUTURES FUND, LTD.
(A Colorado Limited Partnership)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
(Unaudited)

                                 1999                     1998

REVENUES

Realized tradings gains
  (losses)                 $   102,458              $   181,095
Increase (decrease) in
 unrealized trading gains      (75,793)                  72,792
Interest                         8,521                    6,418
                            ___________              ___________

                                35,186                  260,305
                            ___________              ___________

EXPENSES

Brokerage Commissions            8,265                    3,227
Management fees                  7,957                    6,416
Incentive fees                   1,838                   32,331
Administrative                   1,590                    1,615
                            ___________              ___________

                                19,650                   43,589
                            ___________              ___________

NET INCOME (LOSS)          $    15,536              $   216,716
                            ___________              ___________
                            ___________              ___________

Net Income (loss) per
 Partnership Unit          $     2.752              $    31.512
                            ___________              ___________
                            ___________              ___________





















OXFORD FUTURES FUND, LTD.
(A Colorado Limited Partnership)
STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash
FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
(Unaudited)


                                 1999                     1998
CASH FLOWS PROVIDED BY
 OPERATING ACTIVITIES

Net Gain (Loss)            $    15,537              $   216,716
Adjustments to reconcile
net loss to net cash
provided by operating
activities
  Commodity futures
   trading account
   cash                        435,825                 (101,339)
  Unrealized gain (loss)
   on open commodity
   futures contracts            75,793                  (72,791)
  Long Options                       0                        0
  Short Options                      0                        0
  Interest receivable            1,203                     (365)
  Accrued management and
   incentive fees              (98,561)                  32,759
  Accrued expenses              (1,528)                  (1,500)
  Commissions payable            1,129                     (622)
                             __________               __________


NET CASH PROVIDED BY
 OPERATING ACTIVITIES          429,398                   72,858
                             __________               __________

CASH FLOWS USED IN
 FINANCING ACTIVITIES:
  Limited partner
  redemptions                  (69,989)                 (72,824)
                             __________               __________



NET INCREASE/DECREASE IN
 CASH FOR THE PERIOD           359,409                       34


CASH, BEGINNING OF PERIOD        3,344                    3,104
                             __________               __________



CASH, END OF PERIOD        $   362,753              $     3,138
                             __________               __________
                             __________               __________





                   OXFORD FUTURES FUND, LTD.

                 NOTES TO FINANCIAL STATEMENTS



1. The financial information for the three months ended March 31, 1999 and 1998 is unaudited. However, in the opinion of the Partnership's management, they contain all adjustments (which consist solely of normal recurring adjustments) necessary for a fair presentations.

It is assumed that users of the interim financial information have read or have access to the Partnership's audited financial statements for the year ended December 31, 1998.


                   OXFORD FUTURES FUND, LTD.
                      INDEX TO EXHIBITS


FINANCIAL DATA SCHEDULE                                 EX-27