Form 10-Q
period 1999-06-30
OXFORD FUTURES FUND LTD
filed 1999-08-12
CIK 811100

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


            Quarterly Report Under Section 13 or 15(d)
             of the Securities Exchange Act of 1934


For quarter ended: June 30, 1999        Commission File: 0-16166


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


                    Yes   {x}             No   { }


      Units of Limited
    Partnership Interest                        4,872.644
    ____________________            _____________________________

      Title of Class                 Outstanding at June 30, 1999


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

The Partnership's Net Asset Value per Unit was $216.559 as of June 30, 1999 and $199.725 and $196.973 as of March 31, 1999 and
December 31, 1998 respectively.

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



PART II--OTHER INFORMATION

Item 5.     Other Information

            None

Item 6.     Exhibits and Reports on Form 8-K

No reports on Form 8-K have been filed during the quarter ended
June 30, 1999.


















































                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Date:   August 9, 1999  .

                                 OXFORD FUTURES FUND, LTD.

                         By: Rockwell Futures Management, Inc.
                                one of its General Partners

                                   /s/ Robert J. Amedeo
                         By: _________________________________
                                Robert J. Amedeo, President
                                and Chief Executive Officer

                                   /s/ John L. Conner, Sr.
                         By: _________________________________
                                John L. Conner, Sr.
                                Secretary-Treasurer, Director
                                and Chief Financial Officer






































OXFORD FUTURES FUND, LTD.
(A Colorado Limited Partnership)
STATEMENTS OF FINANCIAL CONDITION

                           June 30, 1999      December 31, 1998
                            (Unaudited)
ASSETS

Cash in bank               $   347,843              $     3,344
Equity in commodity
 futures trading account
  Cash                         640,823                1,064,006
  Unrealized gain on
   open commodity
   futures contracts            98,975                   82,325
Interest receivable              1,872                    3,112
                            __________               __________
                           $ 1,089,513              $ 1,152,787
                            __________               __________
                            __________               __________

LIABILITIES AND PARTNERS' CAPITAL

Liabilities
  Short options            $         0              $         0
  Accrued management
   and incentive fees           29,229                  102,947
  Accrued administrative
   expenses                      3,080                    6,108
  Accrued brokerage
   commissions                   1,991                      317
  Redemptions payable                0                   39,149
                            __________               __________
Total Liabilities               34,300                  148,521
                            __________               __________
Partners' Capital
                             1,055,213                1,004,266
                            __________               __________

                             1,089,513                1,152,787
                            __________               __________
                            __________               __________

Net Asset Value
 per Unit                  $   216.559               $ 196.973
                            __________               __________
                            __________               __________

Units Outstanding            4,872.644                5,098.505
                            __________               __________
                            __________               __________









OXFORD FUTURES FUND, LTD.
(A Colorado Limited Partnership)
STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
(Unaudited)

                                 1999                     1998

REVENUES

Realized trading gains
  (losses)                 $   131,283              $   130,716
Increase (decrease) in
 unrealized trading gains       16,650                  (17,527)
Interest                        16,711                   12,610
                            ___________              ___________

                               164,644                  125,799
                            ___________              ___________

EXPENSES

Brokerage Commissions           18,336                   11,959
Management fees                 15,942                   12,306
Incentive fees                  28,271                   36,028
Administrative                   3,665                    3,313
                            ___________              ___________

                                66,214                   63,606
                            ___________              ___________

NET INCOME (LOSS)          $    98,430              $    62,193
                            ___________              ___________
                            ___________              ___________

Net Income (loss) per
 Partnership Unit          $    19.586              $     7.795
                            ___________              ___________
                            ___________              ___________





















OXFORD FUTURES FUND, LTD.
(A Colorado Limited Partnership)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
(Unaudited)

                                 1999                     1998

REVENUES

Realized trading gains
  (losses)                 $    28,825              $   (50,379)
Increase (decrease) in
 unrealized trading gains       92,444                  (90,319)
Interest                         8,190                    6,192
                            ___________              ___________

                               129,459                 (134,506)
                            ___________              ___________

EXPENSES

Brokerage Commissions           10,072                    8,732
Management fees                  7,986                    5,890
Incentive fees                  26,432                    3,697
Administrative                   2,075                    1,698
                            ___________              ___________

                                46,565                   20,017
                            ___________              ___________

NET INCOME (LOSS)          $    82,894              $ (154,523)
                            ___________              ___________
                            ___________              ___________

Net Income (loss) per
 Partnership Unit          $    16.834              $   (23.717)
                            ___________              ___________
                            ___________              ___________





















OXFORD FUTURES FUND, LTD.
(A Colorado Limited Partnership)
STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash
FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
(Unaudited)


                                 1999                     1998
CASH FLOWS PROVIDED BY
 OPERATING ACTIVITIES

Net Loss                   $    98,430              $    62,193
Adjustments to reconcile
net loss to net cash
provided by operating
activities
  Commodity futures
   trading account
   cash                        423,184                    5,564
  Unrealized gain on
   open commodity
   futures contracts           (16,650)                  17,526
  Short Options                      0                        0
  Interest receivable            1,239                      199
  Accrued management and
   incentive fees              (73,717)                   3,678
  Accrued expenses              (3,028)                  (3,000)
  Commissions payable            1,673                      (67)
                             __________               __________


NET CASH PROVIDED BY
 OPERATING ACTIVITIES          431,131                   86,093
                             __________               __________

CASH FLOWS USED IN
 FINANCING ACTIVITIES:
  Limited partner
  redemptions                  (86,632)                 (85,793)
                             __________               __________



NET INCREASE/DECREASE IN
 CASH FOR THE PERIOD           344,499                      300


CASH, BEGINNING OF PERIOD        3,344                    3,104
                             __________               __________



CASH, END OF PERIOD        $   347,843              $     3,404
                             __________               __________
                             __________               __________





                   OXFORD FUTURES FUND, LTD.

                 NOTES TO FINANCIAL STATEMENTS



1. The financial information for the six months ended June 30, 1999 and 1998 is unaudited. However, in the opinion of the Partnership's management, they contain all adjustments (which consist solely of normal recurring adjustments) necessary for a fair presentations.

It is assumed that users of the interim financial information have read or have access to the Partnership's audited financial statements for the year ended December 31, 1998.


                   OXFORD FUTURES FUND, LTD.
                      INDEX TO EXHIBITS


FINANCIAL DATA SCHEDULE                                 EX-27