Form 10-Q
period 1999-09-30
OXFORD FUTURES FUND LTD
filed 1999-11-04
CIK 811100

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


            Quarterly Report Under Section 13 or 15(d)
             of the Securities Exchange Act of 1934


For quarter ended: September 30, 1999    Commission File: 0-16166


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


                    Yes   {x}             No   { }


      Units of Limited
    Partnership Interest                        4,773.916
    ____________________            _____________________________

      Title of Class              Outstanding at September 30, 1999


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

The Partnership's Net Asset Value per Unit was $216.821 as of
September 30, 1999, $216.559 as of June 30, 1999 and $199.725 as of
March 31, 1999.

On October 11, 1999 Mark Aune, CTA resigned his position as one of the Partnership's trading advisors. The assets formerly traded by Aune will be allocated to the Partnership's other trading advisors.

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



PART II--OTHER INFORMATION

Item 5.     Other Information

            None

Item 6.     Exhibits and Reports on Form 8-K

No reports on Form 8-K have been filed during the quarter ended
September 30, 1999.















































                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Date:   November 3, 1999  .

                                 OXFORD FUTURES FUND, LTD.

                         By: Rockwell Futures Management, Inc.
                                one of its General Partners

                                   /s/ Robert J. Amedeo
                         By: _________________________________
                                Robert J. Amedeo, President
                                and Chief Executive Officer

                                   /s/ John L. Conner, Sr.
                         By: _________________________________
                                John L. Conner, Sr.
                                Secretary-Treasurer, Director
                                and Chief Financial Officer





































OXFORD FUTURES FUND, LTD.
(A Colorado Limited Partnership)
STATEMENTS OF FINANCIAL CONDITION

                       September 30, 1999         December 31, 1998
                            (Unaudited)
ASSETS

Cash in bank               $   350,481              $     3,344
Equity in commodity
 futures trading account
  Cash                         570,774                1,064,006
  Unrealized gain on
   open commodity
   futures contracts           132,596                   82,325
Interest receivable              1,750                    3,112
                            __________               __________

                           $ 1,055,601              $ 1,152,787
                            __________               __________
                            __________               __________

LIABILITIES AND PARTNERS' CAPITAL

Liabilities
  Short options            $         0              $         0
  Accrued management
   and incentive fees           14,255                  102,947
  Accrued administrative
   expenses                      4,574                    6,108
  Accrued brokerage
   commissions                   1,687                      317
  Redemptions payable                0                   39,149
                            __________               __________

Total Liabilities               20,516                  148,521
                            __________               __________


Partners' Capital            1,035,085                1,004,266
                            __________               __________

                             1,055,601                1,152,787
                            __________               __________
                            __________               __________

Net Asset Value
 per Unit                  $   216.821               $ 196.973
                            __________               __________
                            __________               __________


Units Outstanding            4,773.916                5,098.505
                            __________               __________
                            __________               __________







OXFORD FUTURES FUND, LTD.
(A Colorado Limited Partnership)
STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
(Unaudited)

                                 1999                    1998

REVENUES

Realized tradings gains
  (losses)                 $   117,400              $   355,791
Increase (decrease) in
 unrealized trading gains       50,271                   94,153
Interest                        24,844                   19,040
                            ___________              ___________

                               192,515                  468,984
                            ___________              ___________

EXPENSES

Brokerage Commissions           25,054                   19,507
Management fees                 23,836                   19,549
Incentive fees                  39,795                   70,535
Administrative                   5,239                    4,921
                            ___________              ___________

                                93,924                  114,512
                            ___________              ___________

NET INCOME (LOSS)          $    98,591              $   354,472
                            ___________              ___________
                            ___________              ___________

Net Income (loss) per
 Partnership Unit          $    19.848              $    54.426
                            ___________              ___________
                            ___________              ___________





















OXFORD FUTURES FUND, LTD.
(A Colorado Limited Partnership)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
(Unaudited)

                                 1999                     1998

REVENUES

Realized tradings gains
  (losses)                 $   (13,883)             $   225,075
Increase (decrease) in
 unrealized trading gains       33,621                  111,680
Interest                         8,132                    6,430
                            ___________              ___________

                                27,870                  343,185
                            ___________              ___________

EXPENSES

Brokerage Commissions            6,717                    7,548
Management fees                  7,894                    7,243
Incentive fees                  11,524                   34,508
Administrative                   1,574                    1,607
                            ___________              ___________

                                27,709                   50,906
                            ___________              ___________

NET INCOME (LOSS)          $       161              $   292,279
                            ___________              ___________
                            ___________              ___________

Net Income (loss) per
 Partnership Unit          $      .262              $    46.631
                            ___________              ___________
                            ___________              ___________





















OXFORD FUTURES FUND, LTD.
(A Colorado Limited Partnership)
STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
(Unaudited)


                                 1999                     1998
CASH FLOWS PROVIDED BY
 OPERATING ACTIVITIES

Net Loss                   $    98,591              $   354,472
Adjustments to reconcile
net loss to net cash
provided by operating
activities
  Commodity futures
   trading account
   cash                        493,232                 (189,961)
  Unrealized gain on
   open commodity
   futures contracts           (50,271)                 (94,153)
  Short Options                      0                        0
  Interest receivable            1,362                     (684)
  Accrued management and
   incentive fees              (88,692)                  35,242
  Accrued expenses              (1,534)                  (1,508)
  Commissions payable            1,370                      (12)
                             __________               __________


NET CASH PROVIDED BY
 OPERATING ACTIVITIES          454,058                  103,396
                             __________               __________

CASH FLOWS USED IN
 FINANCING ACTIVITIES:
  Limited partner
  redemptions                 (106,920)                (103,070)
                             __________               __________



NET INCREASE/DECREASE IN
 CASH FOR THE PERIOD           347,138                      326


CASH, BEGINNING OF PERIOD        3,344                    3,104
                             __________               __________



CASH, END OF PERIOD        $   350,482             $     3,430
                             __________               __________
                             __________               __________





                   OXFORD FUTURES FUND, LTD.

                 NOTES TO FINANCIAL STATEMENTS



1. The financial information for the nine months ended September 30, 1999 and 1998 is unaudited. However, in the opinion of the Partnership's management, they contain all adjustments (which consist solely of normal recurring adjustments) necessary for a fair presentations.

It is assumed that users of the interim financial information have read or have access to the Partnership's audited financial statements for the year ended December 31, 1998.


                   OXFORD FUTURES FUND, LTD.
                      INDEX TO EXHIBITS


FINANCIAL DATA SCHEDULE                                 EX-27