Form 10-K
period 1999-12-31
OXFORD FUTURES FUND LTD
filed 2000-03-28
CIK 811100

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                     FORM 10-K

                   ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

{x}                 For the Fiscal Year Ended December 31, 1999

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

                    Yes   {x}             No   { }

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. {x}

The Partnership has no voting stock. As of December 31, 1999 there were 4,523.212 Units issued and outstanding.

Total number of pages: 30.  Consecutive page numbers on which exhibits commence:19.


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
















































                                    PART I
Item 1.   Business
          ________

     Oxford Futures Fund, Ltd. (the Partnership) is a limited partnership which was organized on October 17, 1986 under the Colorado Uniform Limited Partnership Act. The Partnership engages in the speculative trading of commodity futures contracts on U.S. and foreign exchanges and possibly, in the future, other commodity contracts, including forward contracts. The Partnership clears all of its futures trades pursuant to a brokerage agreement with E.D. & F Man International, Inc. (Man). Rockwell Futures Management, Inc.(Rockwell) and Bradford & Co., Incorporated (Bradford) are the general partners. In September 1999, as part of a reorganization of its business, Bradford notified the Partnership of its intent to clear all of its commodity business on a fully-disclosed basis. As a result, the Partnership's account could not longer be carried on Bradford's books. Prior to the change, the account of Hampton Investors Inc, (Hampton) was carried on Bradford's books and cleared at Man, Mark D. Aune's (Aune) account was carried on Bradford's books and cleared at Refco, Inc., and Willowbridge Associates Inc. (Willowbridge) was carried at and cleared directly by Man. As a result of the foregoing, the Partnership renegotiated its clearing arrangements with Man and, as of October 1999, opened a commodity brokerage account directly with Man through which Hampton's trades will be cleared at $30 per round turn trade (plus NFA fees). This is the same rate previously charge by Bradford. Man will remit to the Selling Agents up to 75% of such amount. Man will pay the Partnership interest on its assets at the average 90-day U.S. Treasury bill rate during the month on the average of its assets on deposit with Man during the month. At the beginning of January 1999, the Partnership's assets were allocated among three trading advisors: Willowbridge, Hampton and Aune. In October 1999, the Partnership terminated its Advisory Contract with Aune.

     The Brokerage Agreement with Man can be terminated by either party upon written notice. The Advisory Contracts with Willowbridge and Hampton may be terminated by any party upon written notice. Upon termination of such agreements, the General Partners will be required to renegotiate such agreements or make other arrangements for providing such services if the Partnership intends to continue trading in commodity futures contracts.

     Willowbridge receives a monthly management fee equal to 1/12 of 1% of the Partnership's Allocated Assets (as defined in the Advisory Contract) and a quarterly incentive fee of 25% of the Partnership's Trading Profits, as determined by a formula set forth in the Advisory Contract. Hampton receives a monthly management fee equal to 1/12 of 1% of the Partnership's Allocated Assets (as defined in the Advisory Contract) and a quarterly incentive fee of 23% of the Partnership's Trading Profits, as determined by a formula set forth in the Advisory Contract. Should an incentive payment be made to an advisor, and the value of the Assets managed by it thereafter decline, it will nevertheless retain such payment. Moreover, because incentive fees are assessed on a quarterly basis, such fees may be paid to an advisor even though the Assets of the Partnership decline in value over a fiscal year. The Partnership also pays Rockwell a monthly management fee equal to 1/6 of 1% of the Partnership's month-end Management Fee Net Asset Value.

     The General Partners administer the business and affairs of the Partnership, other than the selection of commodity transactions. The General Partners select commodity trading advisors (Advisors) who select all commodities transactions. Neither Hampton nor Willowbridge are affiliated with the General Partners within the meaning of the rules promulgated by the Securities and Exchange Commission (SEC). The Partnership has no employees.
     The affairs of the Partnership will terminate on December 31, 2026, or upon the withdrawal or insolvency of both of the General Partners unless a new general partner has been substituted, the insolvency or bankruptcy of the Partnership, a decrease in the Partnership's Net Asset Value to less than $300,000, or upon occurrence of any event requiring termination as defined in the Agreement of Limited Partnership (the Agreement) which is incorporated by reference from the Prospectus.

Regulation

     Under the Commodity Exchange Act, as amended (the Act), commodity exchanges and commodity futures trading are subject to regulation by the Commodity Futures Trading Commission (the CFTC). The National Futures Association (NFA), a "registered futures association" under the Act, is the only non-exchange self-regulatory organization for commodity industry professionals. The CFTC has delegated to the NFA responsibility for the registration of "commodity trading advisors" (CTAs), "commodity pool operators"
(CPOs), "futures commission merchants" (FCMs), "introducing brokers" and their respective "associated persons" and "floor brokers." The Act requires CPOs such as the General Partners, CTAs such as the Advisors, and commodity brokers or FCMs such as Bradford and Man to be registered and to comply with various reporting and record keeping requirements. Rockwell, the Advisors, Bradford and Man are all members of the NFA. The CFTC may suspend a CPO's or CTA's registration if it finds that its trading practices tend to disrupt orderly market conditions or in certain other situations. In the event that the General Partners' registration as CPOs or the Advisors' registrations as CTAs were terminated or suspended, the General Partners and the Advisors, respectively, would be unable to continue to manage the business of the Partnership. Should the General Partners' registration be suspended, termination of the Partnership might result.

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

     As of December 31, 1999, the Partnership's Advisors were Willowbridge and Hampton. The following is a brief description of their trading strategies:

     Hampton Investors Inc.

     Hampton is a New York corporation and has been acting as an Investment Advisor since 1985, and as a CTA since August, 1995. Hampton offers an S&P 500 only trading program to clients, utilizing a systematic strategy which is totally technical and mechanical in nature.

     Willowbridge Associates Inc.

     Willowbridge primarily trades a diversified portfolio of futures. Willowbridge utilizes a computerized technical trading system in making its trading decisions.

     Rockwell is the sole general partner of a number of other commodity pools that are currently trading. As of December 31, 1999, Rockwell and Bradford are co-general partners of DEC Futures Fund, Ltd.

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

     On February 23, 1996, George W. Stevenson, as Trustee in the bankruptcy of William Dunlap Cannon III (Cannon), filed an action in the United States Bankruptcy Court for the Western District of Tennessee to recover money allegedly fraudulently transferred by Cannon to Bradford in connection with Cannon's commodities trading with Bradford between March 1992 and February 10, 1994. Cannon, a prominent real estate attorney in Memphis, Tennessee, was a commodities customer with Bradford's Memphis futures office from October 1986 through the closing of his account in February 1994. Beginning in 1987 and continuing from time to time throughout the life of his account, Cannon met margin calls with checks drawn on one or more of his real estate escrow accounts. Cannon never disclosed to Bradford that the money in the accounts being used to meet margin calls did not belong to him. In February 1994 Bradford discovered the truth and closed Cannon's account. After closing the account Bradford learned that Cannon had been misappropriating money from his escrow accounts since the early 1980's and using the money to meet personal obligations. Cannon defrauded scores of people and companies in the process, and was able to hide his theft through an elaborate check-kiting scheme. Between early 1992 and February 10, 1994, Cannon gave Bradford escrow checks totaling $1,137,500.
     The Trustee's Complaint also alleged that Bradford and Charlie Ross, an associated person of Bradford and manager of the firm's Memphis branch office, were guilty of violations of the Commodities Exchange Act and fraudulent misrepresentation under Tennessee common law, among other alleged violations, in connection with the use of a technical trading system in Cannon's account. The system at issue, a reversal breakout system, had been developed principally by another associated person in Bradford's office over a period of years prior to October 1986. Between March 1992 and February 10, 1994, Cannon lost approximately $585,000 trading the reversal system. Cannon's Trustee in bankruptcy alleged that the system lacked a reasonable basis and had not been properly tested. Bradford and Ross denied all of the Trustee's allegations.
     A trial was held in bankruptcy court in Memphis, Tennessee from August 24, 1998 through September 4, 1998. On February 22, 1999, the bankruptcy court entered an Order granting judgement in favor of the Trustee in the amount of $1,137,500 plus interest of 10% per annum from February 10, 1994 through February 26, 1999, representing the amount of the escrow checks used by Cannon in his commodities trading. In addition, the bankruptcy court's February 22, 1999 order recommended to the United States District Court in Memphis that judgement also be entered against Bradford and Ross for $2,361,736, representing the total losses in Cannon's account between March 1992 and February 10, 1994 (without credit or offset for profitable trades), together with prejudgment interest, and $5,000,000 in punitive damages. This portion of the court's February 22, 1999 order constitutes a recommendation, not a judgement.
     Pursuant to notices filed with the bankruptcy court, Bradford and Ross are appealing the $1,137,500 judgement to the United States District Court. Entry of judgement will be stayed pending the resolution of this appeal. Bradford and Ross have further perfected their right to file objections to the bankruptcy court's proposed additional judgment and the findings on which it is based. The United States District Court is not bound by the bankruptcy court's recommendations and will review the evidence de novo. Bradford and Ross expect to pursue their appeals vigorously, and are optimistic that the bankruptcy court's judgment and recommendations will be overturned on appeal.

Item 4.   Submission of Matters to a Vote of Security Holders
          ___________________________________________________

          None.


                                      PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters
          _____________________________________________________________________

     Units of Limited Partnership Interest (Units) are not publicly traded. Units may be transferred or redeemed subject to the conditions imposed by the Agreement. As of December 31, 1999 and as of December 31, 1998, there were, respectively, 63 and 73 Limited Partners in the Partnership and 4,523.212 and 4,960.989 total Units outstanding.

     The General Partners have sole discretion in determining what distributions, if any, the Partnership will make to its Unit holders. The General Partners have not made any distributions as of the date hereof.



Item 6.   Selected Financial Data
          _______________________

     Following is a summary of selected financial data of the Partnership.

                        1999       1998       1997       1996       1995

Total Income (Loss)  $ 37,935  $ 918,558  $ 212,366  $ (182,253)  $(158,575)
Net Income (Loss)     (68,037)   691,099     80,520    (244,123)   (336,790)
Net Income (Loss)
  per Unit             (15.15)    115.81       8.89      (23.51)     (27.05)

Total Assets          856,594  1,152,786    611,085     701,582   1,072,197
Partners' Capital     847,415  1,004,265    584,694     631,022   1,008,122
Net Asset Value
    per Unit           181.82     196.97      81.17       72.28       95.79
Distribution             --          --         --          --          --

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation
          ___________________________________________________________

     Reference is made to Item 6, Selected Financial Data. The information contained therein is essential to, and should be read in conjunction with, the following analysis:

Capital Resources

     The Partnership will raise additional capital only through the sale of Units offered pursuant to subsequent offering, and does not intend to raise any additional capital through borrowing. Due to the nature of the Partnership's business, it will make no capital expenditures and will have no capital assets which are not operating capital or assets. The Partnership is currently closed to new investors, and no units were offered in 1999.

Liquidity

     Most U. S. commodity exchanges limit fluctuations in commodity futures contract prices during a single day by regulations referred to as "daily price fluctuation limits" or "daily limits." During a single trading day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has reached the daily limit for that day, positions in that contract can neither be taken nor liquidated. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent the Partnership from promptly liquidating unfavorable positions and subject the Partnership to substantial losses which could exceed the margin initially committed to such trades. In addition, even if commodity futures prices have not moved the daily limit, the Partnership may not be able to execute futures trades at favorable prices if little trading in such contracts is taking place. Other than these limitations on liquidity, which are inherent in the Partnership's commodity futures trading operations, the Partnership's assets are highly liquid and are expected to remain so.

Results of Operations

     The profitability of the Partnership depends upon its Advisors' success identifying and capitalizing on price moves in the various markets. An Advisor's ability to capitalize on such price moves relies upon, among other things, the existence of trends in the markets traded, the amount of volatility displayed by a market, the nature of the trading system used and the Advisor's judgement. Because of this, it is difficult to predict whether an Advisor's trading will generate trading profits for the Partnership during any given period. Since management is not privy to the proprietary trading systems used by the Partnership's Advisors and since trading decisions made by the Advisors are often short term, the following is, of necessity, a general description of certain market conditions experienced during the year.

     Although prices for commodities in the metals, livestock and petroleum markets rose during 1999, already depressed grain and "soft" commodity prices dropped even further in the fourth quarter. As a result, the performance of the major commodity indices saw moderate gains. The Bridge-CRB Index of 17 commodities hovered for most of the year around 191 (where it finished in 1998), closed above 200 in September, and finished the year at 205, up about 7.3% for the year.

     Livestock.

     Hog and cattle prices rebounded in 1999 after realizing 50-year lows in 1998. Cattle prices ended the year up 13% and hog prices up 67%.

     Agriculture.

     In the grain markets the oversupply of corn, wheat and soybeans led to lower prices. Corn fell 4% for the year, wheat 10% and soybeans 14%.

     Petroleum.

     Petroleum prices were volatile. The year began on a bearish note with West Texas intermediate crude at $9.40/bbl. By November 1999, it was selling at about $28/bbl. The run-up in prices was a direct result of OPEC's decision to cut production.

     Because of a warmer than expected winter and an abundant supply, natural gas prices remained in a tight trading range during most of the year.

     Metals.

     After closing 1998 at $289.20/ounce, gold declined steadily through the end of August where it closed at $253/ounce - a 20-year low. It rallied to over $351/ounce in one week as a result of an announcement by European Central banks that they would limit their annual gold sales and by October, gold prices reached $324.50/ounce. It declined in the fourth quarter closing at approximately $280/ounce.

     Silver rose 8% during the year and platinum rose 18%, primarily as the result of the recovering Asian economies and inflation fears.

     Financial Futures.

     Financial futures were a different story. Low inflation and continued demand pushed long term interest rates down to just over 5% and pushed the S&P 500 up over 26% for the year. Although market volatility was high, most of the Partnership's profits were the result of Hampton's successful trading of the S&P 500 futures contract.

     In 1999, realized and unrealized trading profits totaled approximately $4,673. This total results from $75,020 in losses from Hampton, $7,137 in profits from Aune and $72,556 in profits from Willowbridge. Hampton traded only futures contracts based upon the S&P 500 Index. Contracts traded by Aune included currencies, interest rates, energies and agricultural commodities. Contracts traded by Willowbridge included all major U.S. and foreign markets. The Partnership's open positions can be found in Exhibit 99.9.

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

        The Partnership's assets decreased from $1,004,265 on December 31, 1998 to $847,415 on December 31, 1999, net of redemptions. The decrease in Partnership assets in 1999 resulted from trading losses and investor redemptions. Investor redemptions totaled approximately $487,814 during the three years ended December 31, 1999. Redemptions totaled $88,814, $272,000, and $127,000 during 1999, 1998, and 1997, respectively. Investors may redeem Units at the end of any month. There is no way to predict the amount of future redemptions or, as is noted above, to predict the profitability of trading. Redemptions and trading losses reduce the capital available for trading.

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

     The following table sets forth the averages, highs and lows for the Partnership's month-end net asset values and the monthly rates of return for the year ended December 31, 1999.

                                Average         High            Low
                              -----------    -----------    ----------
     Net Asset Value          $   974,823    $ 1,055,213    $  847,415

     Rate of Return                 (.43%)        10.05%       (14.26%)










     At December 31, 1999, the notional value of open contracts held by the Partnership was:
                                                  commitments to
                                                  ---------------
                                           Purchase              Sell
                                           --------            --------
          Interest Rates                 $   719,842        $   745,313
          Agricultural Commodities           138,905             13,709
          Foreign Currencies                 351,070          2,012,550
          Metals                             195,360
          Stock indices                                       1,855,250
          Energy                             330,023
                                         ------------        -----------
                                         $ 1,735,200        $ 4,626,822
                                         ============        ===========

     See the detailed schedule of open contract notional values at exhibit
99.9.

     All of the contracts currently traded by the Partnership are exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, the Partnership must rely solely on the credit of their respective individual counterparties. However, if in the future, the Partnership were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any. The Partnership also has credit risk since the sole counterparty to all domestic futures contracts is the exchange clearing corporation. In addition, the Partnership bears the risk of financial failure by the clearing broker.

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

     Inflation does have an effect on commodity prices and the volatility in the commodity markets; however, continued inflation is not expected to have an adverse effect on the Partnership's operations or its assets. The
Partnership conducts business as a Partnership, and, as such does not pay federal income taxes.

     The Partnership did not experience any adverse consequences resulting from the Year 2000 issue.





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

Rockwell Futures Management, Inc.

     Rockwell has been registered as a CPO with the CFTC and has been a member of the NFA since December 1985. Rockwell's main business address and telephone number are 1202 Bergen Parkway, Suite 212, Evergreen, Colorado 80439; 303/674-1328. Rockwell's principals are Robert J. Amedeo and John L. Conner, Sr.

     Robert J. Amedeo is President of Rockwell. Mr. Amedeo is a 1975 graduate of Northwestern University and received a Juris Doctor degree from DePaul University in 1978. From 1978 to 1980 he was employed by the SEC, Division of Enforcement. In March 1980 he joined the law firm of Abramson & Fox where he was made a partner in June 1985. In August 1985 Mr. Amedeo withdrew from Abramson & Fox and became "Of Counsel" to the firm. He continues to practice law in that capacity specializing in securities and commodity law. He became President of Rockwell and Rockwell Investments, Inc.(RII) in December 1985. In January 1994, he became President and a director of NLS Asset Management, Inc.
(NLS), a registered CTA. Mr. Amedeo is the past chairman of an advisory committee to the North American Association of Securities Administrators (NAASA) with respect to their Omnibus Committee's review of the NAASA Guidelines on Commodity Pool Programs. He currently acts for the NFA as a member of its Hearing Committee and its CPO/CTA Advisory Committee.

     John L. Conner, Sr. is Secretary/Treasurer of Rockwell. Mr. Conner graduated in 1947 from the University of Arkansas with a Bachelor of Science degree in accounting. He is the President and chief operating officer of Holden-Conner Realty, Co. and R.G. Holden and Company, and has acted in such capacity for the past twenty years. Holden-Conner Realty Co. owns and develops commercial real estate. R. G. Holden Land Company and its subsidiaries own and operate 15,000 acres of farmland in northeast Arkansas and are engaged in related agricultural operations. Between 1970 and December 1991, Mr. Conner was a director of Merchants and Planters Bank, Newport, Arkansas. In 1985, Mr. Conner co-founded Commodity Storage, Ltd., a company developing new grain storage technology, and was its secretary/treasurer until December 1991. Mr. Conner has been a director and the Secretary of Rockwell since 1985 and a director of RII since 1985. He has also been Secretary/Treasurer of NLS since January 1994 and a director since October 1995.
     There have never been any criminal, civil or administrative actions against Rockwell or its principals material to an investor's decision to participate in the Partnership.

Bradford & Co., Incorporated.

     Bradford is a Tennessee corporation. Its offices are located at 330 Commerce Street, Nashville, Tennessee 37201 and its telephone number is (615) 748-9000. Bradford is registered with the CFTC as an CPO effective August 3, 1988, and is a member of the NFA in those capacities. Bradford is owned by the partners of J.C. Bradford & Co., L.L.C. (the Selling Agent). The Selling Agent is a New York Stock Exchange (NYSE) member firm.

     The other principals of Bradford are set forth below.

     W. Lucas Simons is President and a Director of Bradford and is managing partner and Chief Operating Officer of the Selling Agent. Mr. Simons was employed by the Selling Agent in 1963 and became a partner in 1969. He became a Director of Bradford in 1972 and was made its President in 1982. Mr. Simons is a graduate of Georgia Institute of Technology, where he received a Bachelor of Science degree in Industrial Management. He also holds a Masters degree in Business Administration from the University of Virginia. Mr. Simons served as a member of the Securities Industry Association (SIA) Board of Directors from 1983 to 1986. He has also served as Chairman of the Regional Firms Committee of the SIA and as Secretary/Treasurer of the Association and is currently a member of the Association's legislative policy committee.

     R. Patrick Shepherd is a Vice President of Bradford. Mr. Shepherd is a graduate of the University of Notre Dame where he received a Bachelors of Business Administration degree in 1977. In 1980 he received a Juris Doctor from DePaul University. He was employed by Heinold Commodities, Inc. as Assistant General Counsel from 1980 to 1983. In 1983 he became General Counsel to the Selling Agent and was made a partner in 1987. He manages the firm's Legal and Compliance Department. Mr. Shepherd served on the Central Regional Business Conduct Committee for the NFA from 1986 to 1990. From 1986 to 1993 he participated on the Compliance Advisory Committee of the NYSE. He is a member of the FCM Advisory Committee of the NFA.

     James C. Bradford, Jr. is Chairman of the Board and a director of Bradford. Mr. Bradford received a Bachelor of Arts degree from Princeton University in 1955. In 1959, he joined the Selling Agent, which was founded in 1927 by his father, J.C. Bradford, Sr. He became the managing partner of that firm in 1976 and a senior partner in 1982. From 1983 to 1985, he served on the Regional Firms Advisory Committee of the NYSE, as Chairman of the Nominating Committee. In 1984 he was a member of the Board of Governors for the American Stock Exchange. From 1986 to 1993, he served as a director of the NYSE. Between 1978 and February 1989, Mr. Bradford was a member of the Board of Directors of Centennial Capital Corporation (Centennial). Centennial has been registered with the SEC as an investment adviser since 1978.

     The Eleanor B. Currie Trust, J.C. Bradford, Jr., as Successor Trustee under a Deed of Trust dated December 10, 1957, (the Trust) holds 3.7% of the outstanding shares of the Selling Agent. The Trust was established by James C. Bradford, the founder of the Selling Agent, for the benefit of his daughter, Eleanor Bradford Currie, and her family. The Trust does not participate in the management or operations of Bradford or any of the other Bradford entities.
The Trust specifically empowers the Trustee, without regard to any law or rule of court limiting Trustee's powers, to invest trust assets in stocks, bonds and securities or other property, real or personal, deemed advisable by the Trustee. Other than the foregoing, the Trust does not engage in any business activities.

     Minimum Net Worth Requirement. Rockwell and Bradford will maintain registration as CPOs with the CFTC. At present the CFTC imposes no minimum net worth or "net capital" requirements on CPOs. However, Rockwell and Bradford will maintain, in the aggregate, a net worth equal to either: (a) not less than the sum of (i) the lesser of $250,000 or 15% of the aggregate capital contributions to the Partnership by Partners if such contributions total $2,500,000 or less and (ii) 10% of the aggregate capital contributions to the Partnership by Partners if such contributions total more than $2,500,000; or
(b) such other amount, including a lesser amount, which does not affect the classification of the Partnership as a partnership for tax purposes and not as an association taxable as a corporation. It is expected that a significant portion of Rockwell's net worth will be in the form of promissory notes or stock subscriptions.

     No Forms 3, 4 or 5 have been furnished to the Partnership since its inception. To the best of the Partnership's knowledge, no such forms have been or are required to be filed.

Item 11.  Executive Compensation
          ______________________

     The Partnership is managed by its General Partners, Rockwell and Bradford. Rockwell receives a monthly management fee of 1/6 of 1% of the Partnership's month-end Management Fee Net Asset Value. Bradford receives no management fee. For the year ending December 31, 1999, the Partnership incurred fees to Rockwell in the amount of $19,839.

     Bradford and Man acted as the commodity brokers for the Partnership until November 1999 and received commissions as their compensation. In September 1999, the Partnership terminated its brokerage arrangement with Bradford and transferred all of its brokerage activities to Man.

     The brokerage rate paid by the Partnership to Bradford for trades entered by Aune on the Partnership's behalf was $30 per round-turn trade, plus NFA
fees.   Bradford paid LFG $7.25 to $12.50 per contract on a round-turn basis.
For trades entered by Willowbridge on the Partnership's behalf, the Partnership paid Man $25 per round-turn trade plus NFA fees. For the period ended December 31, 1999 the Partnership incurred $28,557 in brokerage commissions of which a portion was retained by Bradford. The Partnership pays Man $30 per round turn trade for Hampton's trades. Approximately 75% of each amount is paid by Man to A portion of brokerage commissions was paid to the Clearing Brokers and the Selling Agent and those Additional Sellers who are registered with the CFTC for their continuing services to the Partnership. Man pays the Partnership interest on the Partnership's assets on deposit with it at the average of the 90 day U.S. Treasury bill rate during the month. Bradford paid to the Partnership monthly interest based on 80% of the equity of the Partnership's trading account at the 90-day U.S. treasury bill rate. Bradford retained any amounts earned in excess of such rate.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          ______________________________________________________________

     (a) Security Ownership of Certain Beneficial Owners. As of December 31, 1999 a total of 4,660.728 Units of Limited Partnership interests are issued and outstanding and are held by 65 Limited Partners. No limited partner owned 5% or more of the outstanding Units.

     (b) Security Ownership of Management. Rockwell and Bradford owned 1.015 and 136.501 General Partnership Units, respectively, as of December 31, 1999 having an aggregate value of $184.55 and $24,818.61, respectively, which is approximately .02% and 2.92% of the Net Asset Value of the Partnership. Rockwell and Bradford did not own any Limited Partnership Units as of December 31, 1999.

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

(b)  Reports on Form 8-K.

 No reports on Form 8-K were filed during the quarter ended December 31, 1999.


















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


                                        OXFORD FUTURES FUND, LTD.

                                        By:  Rockwell Futures Management, Inc.
                                        one of its General Partners



Date: March 24, 2000                  By:  /s/ Robert J. Amedeo
       _________________                _________________________________
                                        Robert J. Amedeo, President



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the date indicated.


Date: March 24, 2000                   By:  /s/ Robert J. Amedeo
      _________________                _________________________________
                                       Robert J. Amedeo
                                       President, Director and
                                       Chief Executive Officer
                                       Rockwell Futures Management, Inc.
                                       (a General Partner)

Date: March 24, 2000                   By:  /s/ John L. Conner, Sr.
      _________________                _________________________________
                                       John L. Conner, Sr.
                                       Secretary, Treasurer, Director
                                       and Chief Financial Officer
                                       Rockwell Futures Management, Inc.
                                       (a General Partner)




















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

                                        OXFORD FUTURES FUND, LTD.

                                        By:  Bradford & Co., Incorporated
                                        one of its General Partners


Date: March 24, 2000                     By: /s/ W. Lucas Simons
      _________________                 _________________________________
                                        W. Lucas Simons, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the date indicated.


Date: March 24, 2000                    By: /s/ W. Lucas Simons
      ________________                  _________________________________
                                        W. Lucas Simons
                                        President and Director
                                        Bradford & Co., Incorporated
                                        (a General Partner)

Date: March 24, 2000                    By: /s/ James C. Bradford, Jr.
      _________________                 _________________________________
                                        James C. Bradford, Jr.
                                        Chairman of the Board
                                        Bradford & Co., Incorporated
                                        (a General Partner)

Date: March 24, 2000                    By: /s/ R. Patrick Shepherd
      _________________                 _________________________________
                                        R. Patrick Shepherd
                                        Vice President
                                        Bradford & Co., Incorporated
                                        (a General Partner)



















                            OXFORD FUTURES FUND, LTD.
                                 INDEX TO EXHIBITS

Exhibit
_______

27        Financial Data Schedule

99.9      Open commodity positions on December 31, 1999.



















































OXFORD FUTURES FUND, LTD.                                          EXHIBIT 99.9
Notional Account Values
December 31, 1999
                             # of       12/31/99
                           Positions     mkt val                 Notional Value
Contract          Contract ---------    per contr    Contract   ---------------
Description       Date    Long  Short   in U.S. $      Size     Short      Long
-------------------------------------------------------------------------------
Willowbridge
Regulated US $
CBT T-BONDS        Mar-00         4      90.469      1,000    361,875
CBT T-NOTE         Mar-00         4      95.860      1,000    383,438
CME LEAN HOGS      Apr-00    2             55.6        400               44,480
CMX HG COPPER      Mar-00    4             86.3        250               86,300
CMX SILVER         Mar-00    4            545.3         50              109,060
CSC SUGAR          Mar-00         2        6.12      1,120     13,709
CSC COFFEE         Mar-00    2            125.9        375               94,425
NY LT CRUDE        Feb-00    4             25.6      1,000              102,400
NY HEATING OIL     Feb-00    4            67.87        420              114,022
NY UNLEAD GAS      Feb-00    4            67.62        420              113,601
IMM CANADIAN $     Mar-00    4            69.22      1,000              276,880
EURO CUR UNIT      Mar-00         6       10.16     12,500    762,000
IMM EURO DLR       Sep-00         4       93.32      2,500    933,200
IMM SWISS FRC      Mar-00         4       63.47      1,250    317,350
IMM JYEN           Mar-00    6            98.92        125               74,190

British Pound
LIF LONG GILT      Mar-00    4          179.961      1,000              719,841

                          _____________
                            38   24

Hampton
Regulated US $
S&P 500            Mar-00         5     1,484.2        250  1,855,250
                           ____________                    ____________________
                            38   29                         4,626,822 1,735,200
                           ------------                    ====================






     SUMMARY:                                          Commitments  Commitments
                                                       to Purchase    to Sell

     Interest Rates                                      719,842        745,313
     Agricultural Commodities                            138,905         13,709
     Foreign Currencies (Exchange Traded Futures)        351,070      2,012,550
     Metals                                              195,360           -
     Energy                                              330,023           -
     Stock Indices                                                    1,855,250
                                                      ----------      ---------
          Totals                                       1,735,200      4,626,822





                           OXFORD FUTURES FUND, LTD.

                              FINANCIAL STATEMENTS

                              FOR THE YEARS ENDED

                        DECEMBER 31, 1999, 1998 AND 1997





















































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

Notes to Financial Statements                                               F-7




































                                                                            F-1


            REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Partners
Oxford Futures Fund, Ltd.

We have audited the statements of financial condition of Oxford Futures Fund, Ltd. (A Colorado Limited Partnership) as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' capital, and cash flows for the years ended December 31, 1999, 1998 and 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oxford Futures Fund, Ltd. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999, 1998, and 1997, in conformity with generally accepted accounting principles.


                                                     Spicer, Jeffries & Co.


Denver, Colorado
January 18, 2000















                                                                          F-2

                              OXFORD FUTURES FUND, LTD.
                          (A Colorado Limited Partnership)

                         STATEMENTS OF FINANCIAL CONDITION
                         =================================

                                                          December 31,
                                                          ------------
                                                     1999             1998
                                                  -----------       -----------
                                      ASSETS
                                      ------


CASH                                              $   353 138       $     3 344
EQUITY IN COMMODITY FUTURES TRADING
   ACCOUNTS:
      Cash                                            568 119         1 064 006
      Unrealized gain on open commodity futures
         contracts (Note 1)                           (66 865)           82 325

INTEREST RECEIVABLE                                     2 202             3 112
                                                  -----------       -----------

                                                  $   856 594       $ 1 152 787
                                                  ===========       ===========

                         LIABILITIES AND PARTNERS' CAPITAL
                         ---------------------------------

LIABILITIES:
   Brokerage commissions accrued on open
      commodity futures positions (Note 1)        $       856     $         317
   Accrued management and incentive fees (Note 3)       2 249           102 947
   Redemptions payable                                                  39 149
   Accrued expenses                                     6 074             6 108
                                                  -----------       -----------

         TOTAL LIABILITIES                              9 179           148 521
                                                  -----------       -----------
COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)

PARTNERS' CAPITAL (Note 2):
   General Partners - 137.516 units outstanding        25 003            27 087
   Limited Partners - 4,523.212  and 4,960.989
      units outstanding                               822 412           977 179
                                                  -----------       -----------

         TOTAL PARTNERS' CAPITAL                      847 415         1 004 266
                                                  -----------       -----------

                                                  $   856 594       $ 1 152 787
                                                  ===========       ===========




See accompanying notes to financial statements.                            F-3


                             OXFORD FUTURES FUND, LTD.
                         (A Colorado Limited Partnership)

                             STATEMENTS OF OPERATIONS
                             ========================


                                               Year Ended December 31,
                                     ------------------------------------------
                                          1999          1998           1997
                                     ------------- -------------- -------------
INCOME:
   Gains (losses) on trading of
      commodity futures contracts:
         Realized gains (losses) on
            closed positions         $    153 482  $    836 758   $   156 749
         Change in unrealized gains
            on open positions
            and options                  (149 190)       54 619        27 706
   Interest income                         33 643        27 181        27 912
                                     ------------- ------------   ------------

         Total income (loss)               37 935       918 558       212 367
                                     ------------- ------------   ------------

EXPENSES: (Note 3)
   Brokerage commissions and fees          28 557        22 194         23 696
   General Partner management fees         19 839        16 123         14 411
   Advisor management fees                 10 967        12 350         10 894
   Advisor incentive fees                  39 796       170 264         75 586
   Other                                    6 813         6 528          7 260
                                     ------------- ------------   ------------

         Total expenses                   105 972       227 459        131 847
                                     ------------- ------------   ------------
NET INCOME (LOSS)                    $    (68 037) $    691 099   $     80 520
                                     ============= ============   ============

NET INCOME (LOSS) PER PARTNERSHIP
   UNIT (Note 1)                     $     (15.15) $     115.80   $       8.89
                                     ============= ============   ============











See accompanying notes to financial statements.                           F-4




                          OXFORD FUTURES FUND, LTD.
                         (A Colorado Limited Partnership)

                    STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
               FOR THE YEARS ENDED DECEMBER 31, 1999 1998 AND 1997
               ====================================================


                                                     Limited          General
                                     Total           Partners         Partners
                                  -----------      -----------      -----------

BALANCES, December 31, 1996          631 022           621 082           9 940

   Redemption of 1,526.512
      limited partnership units     (126 848)         (126 848)            -

   Net loss                           80 520            79 298           1 222
                                 -----------       -----------      -----------

BALANCES, December 31, 1997          584 694           573 532          11 162

   Redemption of 2,105.186
     partnership units              (271 527)         (271 527)            -

   Net income                        691 099           675 174          15 925
                                 -----------       -----------      -----------

BALANCES, December 31, 1998      $ 1 004 266       $   977 179     $    27 087

   Redemption of 437.777
     partnership units               (88 814)          (88 814)            -

   Net income                        (68 037)          (65 953)         (2 084)
                                 -----------       -----------      -----------

BALANCES, December 31, 1999      $   847 415       $   822 412      $   25 003
                                 ===========       ===========      ===========

NET ASSET VALUE PER UNIT:

   At December 31, 1996          $     72.28
                                 ===========

   At December 31, 1997          $     81.17
                                 ===========

   At December 31, 1998          $    196.97
                                 ===========

   At December 31, 1999          $    181.82
                                 ===========





See accompanying notes to financial statements.                             F-5


                           OXFORD FUTURES FUND, LTD.
                         (A Colorado Limited Partnership)

                             STATEMENTS OF CASH FLOWS
                            ===========================
                            INCREASE (DECREASE) IN CASH

                                                Year Ended December 31,
                                     ------------------------------------------
                                        1999            1998            1997
                                     -----------     -----------     ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                 $   (68 037)    $  691 099     $   80 520
   Adjustments to reconcile net
      loss to net cash provided
      by operating activities:
         (Increase) decrease in
           commodity futures trading
           account cash                  495 887        (485 639)      117 916
         (Increase) decrease in
           unrealized gain on
           open commodity
           futures contracts             149 190         (54 619)      (27 706)
         Decrease in interest
           receivable                        910         ( 1 204)          381
         Increase (decrease) in
           accrued management
            and incentive fees          (100 698)        101 095           554
         Increase (decrease) in
           brokerage commissions
            payable                          539          (1 897)        2 214
         Increase (decrease) in
           accrued expenses                  (34)             (9)          (69)
                                     ------------     -----------  ------------

           Net cash provided by
              operating activities       477 757         248 828       173 810

CASH FLOWS USED IN FINANCING
   ACTIVITIES:
      Partner redemptions               (127 963)       (248 588)     (173 716)
                                      ------------     ----------- ------------

NET INCREASE (DECREASE) IN CASH          349 794             240            94

CASH, beginning of year                    3 344           3 104         3 010
                                     ------------     -----------   -----------

CASH, end of year                    $   353 138     $     3 344   $     3 104
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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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



                                                                           F-7


                              OXFORD FUTURES FUND, LTD.
                           (A Colorado Limited Partnership)

                           NOTES TO FINANCIAL STATEMENTS
                                    (Continued)
                           =============================
NOTE 3 - CONTRACTS AND AGREEMENTS

Advisory Contracts
------------------

The Partnership's trading activities are conducted pursuant to Advisory Contracts with its commodity trading advisors (Advisors). Either the Partnership or the Advisors may terminate their agreement upon written notice. During the term of the Advisory Contracts. The Partnership pays the Advisors a monthly management fee ranging from 0.083% of the assets allocated to them (as defined) as of the last day of each month, and a quarterly incentive fee equal to 20% - 25% of the Partnership's trading profits for each quarter. The monthly management fee is paid to the Advisors whether or not the Partnership has a profit. However, the quarterly incentive fee is payable only on cumulative profits achieved from commodity trading (as defined).

Brokerage Agreement
-------------------

The Partnership clears all of its futures trades pursuant to a brokerage agreement with E.D.& F. Man International, Inc. (Man). Rockwell Futures Management, Inc. (Rockwell) and Bradford & Co., Incorporated (Bradford) are the general partners. In September 1999, as part of a reorganization of its business, Bradford notified the Partnership of its intent to clear all of its commodity business on a fully-disclosed basis. As a result, the Partnership's account could no longer be carried on Bradford's books. Prior to the change, the account of Hampton Investors, Inc., was carried on Bradford's books and cleared at Man, Mark Aune's account was carried on Bradford's books and cleared at Refco, Inc. and Willowbridge Associates, Inc. was carried at and cleared directly by Man. As a result of the foregoing, the Partnership renegotiated its clearing arrangements with Man and, as of October 1999, opened a commodity brokerage account directly with Man through which Hampton's trades will be cleared at $30 per round turn trade (plus NFA fees). This is the same rate previously charged by Bradford. Man will remit to the selling Agents up to 75% of such amount. Man will pay the Partnership interest on its assets at the average 90-day U.S. Treasury bill rate during the month on the average of its assets on deposit with Man during the month.

J. C. Bradford & Co., L.L.C., an affiliate of Bradford, was the selling agent in the offering of Partnership units. Rockwell Investments, Inc., an affiliate of Rockwell, sold units as an additional seller. The selling agent and additional sellers receive between 40% and 90% of the commissions paid for their continuing commodity-related services to the Partnership and the Limited Partners. The brokerage agreement may be terminated by either party upon written notice.

General Partner Management Fee
------------------------------
The Partnership will pay Rockwell a monthly management fee equal to 1/6 of 1% of the Partnership's management fee net asset value (as defined) as of the last day of each month. At December 31, 1999 and 1998, $1,416 and $1,911 was due Rockwell.
                                                                          F-8


                             OXFORD FUTURES FUND, LTD.
                         (A Colorado Limited Partnership)

                           NOTES TO FINANCIAL STATEMENTS
                                    (Concluded)
                           =============================
NOTE 4  -  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET
           RISKS AND UNCERTAINTIES
-------------------------------------------------------
The Partnership participates in the speculative trading of commodity futures contracts, substantially all of which are subject to margin requirements. The minimum amount of margin required for each contract is set from time to time in response to various market factors by the respective exchanges. Further, the clearing broker has the right to require margin in excess of the minimum exchange requirement. Risk arises from changes in the value of these contracts (market risk) and the potential inability of brokers to perform under the terms of their contracts (credit risk). The following table sets forth the averages, highs and lows for the Partnership's month-end net asset values and the monthly rates of return for the year ended December 31, 1999.

                                  Average            High           Low
                                -----------     -----------     -----------
    Net Asset Value            $   974,823      $ 1 055,213     $   847 415
    Rate of Return                   -.43%           10.05%         -14.26%

At December 31, 1999, the notional value of open contracts held by the
Partnership was:                                      Commitments  Commitments
                                                       to Purchase    to Sell

     Interest Rates                                      719,842        745,313
     Agricultural Commodities                            138,905         13,709
     Foreign Currencies (Exchange Traded Futures)        351,070      2,012,550
     Metals                                              195,360           -
     Energy                                              330,023           -
     Stock Indices                                          -         1,855,250
                                                      ----------      ---------
                                                       1,735,200      4,626,822

The notional value of open contract amounts in the above table represents the Partnership's market exposure in the particular class of instrument (except to the extent that the Partnership holds offsetting positions). All of the contracts currently traded by the Partnership are exchange traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over the counter transactions since, in over the counter transactions, the Partnership must rely solely on the credit of their respective individual counterparts. However, if in the future, the Partnership were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any. The Partnership also has credit risk since the sole counterparty to all domestic futures contracts is the exchange clearing corporation. In addition, the Partnership bears the risk of financial failure by the clearing broker. The Partnership's policy is to continuously monitor its exposure to market and counterparty risk through the use of a variety of financial, position and credit exposure reporting and control procedures. In addition, the Partnership has a policy of reviewing the credit standing of each clearing broker or counterparty with which it conducts
business.                                                                 F-9