Form 10-Q
period 2000-03-31
OXFORD FUTURES FUND LTD
filed 2000-05-11
CIK 811100

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


            Quarterly Report Under Section 13 or 15(d)
             of the Securities Exchange Act of 1934


For quarter ended: March 31, 2000    Commission File: 0-16166


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


                    Yes   {x}             No   { }


      Units of Limited
    Partnership Interest                        4,402.341
    ____________________            _____________________________

      Title of Class              Outstanding at March 31, 2000

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

The Partnership's Net Asset Value per Unit was $153.158 as of March 31, 2000 and $181.820 and $216.821 as of December 31, 1999 and
September 30, 1999 respectively.

On April 17, 2000 the Partnership reached a trading suspension level as defined in its Agreement of Limited Partnership (the Agreement). As a result, trading was suspended. On April 19, 2000 both General Partners notified Limited Partners of their intent to withdraw from the Partnership. Unless Limited Partners elect a new General Partner within 90 days of such notice, the Partnership will terminate. On April 24, 2000 the Partnership filed a Form 15D with the Commission, de-registering it under the SEC Exchange Act of 1934.
















PART II--OTHER INFORMATION

Item 5.     Other Information

            None

Item 6.     Exhibits and Reports on Form 8-K

No reports on Form 8-K have been filed during the quarter ended
March 31, 2000.


















































                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Date:   May 11, 2000  .

                                 OXFORD FUTURES FUND, LTD.

                         By: Rockwell Futures Management, Inc.
                                one of its General Partners

                                   /s/ Robert J. Amedeo
                         By: _________________________________
                                Robert J. Amedeo, President
                                and Chief Executive Officer

                                   /s/ John L. Conner, Sr.
                         By: _________________________________
                                John L. Conner, Sr.
                                Secretary-Treasurer, Director
                                and Chief Financial Officer





































OXFORD FUTURES FUND, LTD.
(A Colorado Limited Partnership)
STATEMENTS OF FINANCIAL CONDITION

                         March 31, 2000       December 31, 1999
                            (Unaudited)
ASSETS

Cash in bank               $   355,779              $   353,138
Equity in commodity
 futures trading account
  Cash                         305,388                  568,119
  Unrealized gain on
   open commodity
   futures contracts            58,916                  (66,865)
Interest receivable              1,462                    2,202
                            __________               __________

                           $   721,545              $   856,594
                            __________               __________
                            __________               __________

LIABILITIES AND PARTNERS' CAPITAL

Liabilities
  Accrued management
   and incentive fees            1,915                    2,249
  Accrued administrative
   expenses                      4,699                    6,074
  Accrued brokerage
   commissions                   1,103                      856
  Redemptions payable           18,512                        0
                            __________               __________

Total Liabilities               26,229                    9,179
                            __________               __________


Partners' Capital              695,316                  847,415
                            __________               __________

                               721,545                  856,594
                            __________               __________
                            __________               __________

Net Asset Value
 per Unit                  $   153.158               $  181.820
                            __________               __________
                            __________               __________


Units Outstanding            4,539.857                4,523.212
                            __________               __________
                            __________               __________






OXFORD FUTURES FUND, LTD.
(A Colorado Limited Partnership)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
(Unaudited)

                                 2000                     1999

REVENUES

Realized tradings gains
  (losses)                 $  (253,016)             $   102,458
Increase (decrease) in
 unrealized trading gains      125,780                  (75,793)
Interest                         7,302                    8,521
                            ___________              ___________

                              (119,934)                  35,186
                            ___________              ___________

EXPENSES

Brokerage Commissions            6,192                    8,265
Management fees                  5,762                    7,957
Incentive fees                       0                    1,838
Administrative                   1,699                    1,590
                            ___________              ___________

                                13,653                   19,650
                            ___________              ___________

NET INCOME (LOSS)          $  (133,587)             $    15,536
                            ___________              ___________
                            ___________              ___________

Net Income (loss) per
 Partnership Unit          $   (28.662)             $     2.752
                            ___________              ___________
                            ___________              ___________





















OXFORD FUTURES FUND, LTD.
(A Colorado Limited Partnership)
STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
(Unaudited)


                                 2000                     1999
CASH FLOWS PROVIDED BY
 OPERATING ACTIVITIES

Net Gain (Loss)            $  (133,587)             $    15,537
Adjustments to reconcile
net loss to net cash
provided by operating
activities
  Commodity futures
   trading account
   cash                        262,731                  435,825
  Unrealized gain (loss)
   on open commodity
   futures contracts          (125,780)                  75,793
  Long Options                       0                        0
  Short Options                      0                        0
  Interest receivable              740                    1,203
  Accrued management and
   incentive fees                 (335)                 (98,561)
  Accrued expenses              (1,375)                  (1,528)
  Commissions payable              247                    1,129
                             __________               __________


NET CASH PROVIDED BY
 OPERATING ACTIVITIES            2,641                  429,398
                             __________               __________

CASH FLOWS USED IN
 FINANCING ACTIVITIES:
  Limited partner
  redemptions                        0                  (69,989)
                             __________               __________



NET INCREASE/DECREASE IN
 CASH FOR THE PERIOD             2,641                  359,409


CASH, BEGINNING OF PERIOD      353,138                    3,344
                             __________               __________



CASH, END OF PERIOD        $   355,779              $   362,753
                             __________               __________
                             __________               __________




                   OXFORD FUTURES FUND, LTD.

                 NOTES TO FINANCIAL STATEMENTS



1. The financial information for the three months ended March 31, 2000 and 1999 is unaudited. However, in the opinion of the Partnership's management, they contain all adjustments (which consist solely of normal recurring adjustments) necessary for a fair presentations.

It is assumed that users of the interim financial information have read or have access to the Partnership's audited financial statements for the year ended December 31, 1999.


                   OXFORD FUTURES FUND, LTD.
                      INDEX TO EXHIBITS


FINANCIAL DATA SCHEDULE                                 EX-27